Form 10-K/A
period 2011-12-31
Antero Resources LLC
filed 2012-04-11
CIK 1476655

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

EXPLANATORY NOTE

Antero Resources LLC is filing this Amendment No. 1 (this “amendment”) on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2011, to correct a typographical error in the Report of the Independent Registered Public Accounting Firm (the “Report”) on page F-2 of the original filing.  The Report was dated as of March 20, 2011 in the original filing and should have been dated as of March 20, 2012.  This amendment sets forth the complete text of the Report, as amended.

This amendment also includes a signature page and certifications of the chief executive officer and the chief financial officer pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.  This amendment does not update information contained in the original filing to reflect facts or events that may have occurred subsequent to the date of the original filing or subsequent to any periods for which disclosure was otherwise provided in the original filing.

Item 8. Financial Statements and Supplementary Data

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
March 20, 2012

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