Form 10-Q
period 2012-03-31
Antero Resources LLC
filed 2012-05-14
CIK 1476655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The information in this Quarterly Report on Form 10-Q (this “Form 10-Q”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements, other than statements of historical fact included in this Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements.  When used, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.  These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.  These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering and sale of natural gas, NGLs, and oil.  These risks include, but are not limited to, low commodity prices and commodity price volatility, inflation, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating natural gas and oil reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described under the heading “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) on file with the Securities and Exchange Commission (Commission File No. 333-164876-06) and in “Item 1A. Risk Factors” of this Form 10-Q.

i

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

Should one or more of the risks or uncertainties described in our 2011 Form 10-K or in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANTERO RESOURCES LLC

Condensed Consolidated Balance Sheets

December 31, 2011 and March 31, 2012

(Unaudited)

(In thousands)

	2011	2012
Assets
Current assets:
Cash and cash equivalents	$3,343	6,493
Accounts receivable — trade, net of allowance for doubtful accounts of $182 in 2011 and 2012, respectively	25,117	39,178
Notes receivable - short-term portion	7,000	7,555
Accrued revenue	35,986	25,870
Derivative instruments	248,550	318,002
Other	13,646	13,333
Total current assets	333,642	410,431
Property and equipment:
Natural gas properties, at cost (successful efforts method):
Unproved properties	834,255	897,400
Producing properties	2,497,306	2,663,096
Gathering systems and facilities	142,241	89,095
Other property and equipment	8,314	8,584
	3,482,116	3,658,175
Less accumulated depletion, depreciation, and amortization	(601,702)	(646,675)
Property and equipment, net	2,880,414	3,011,500
Derivative instruments	541,423	674,935
Notes receivable - long-term portion	5,111	4,111
Other assets, net	28,210	26,961
Total assets	$3,788,800	4,127,938

Liabilities and Equity
Current liabilities:
Accounts payable	$107,027	116,556
Accrued liabilities	35,011	43,169
Revenue distributions payable	34,768	37,766
Advances from joint interest owners	2,944	2,478
Current income tax liability	—	16,500
Deferred income tax liability	75,308	101,189
Total current liabilities	255,058	317,658

Long-term liabilities:
Long-term debt	1,317,330	1,095,252
Deferred income tax liability	245,327	415,801
Other long-term liabilities	12,279	12,690
Total liabilities	1,829,994	1,841,401

Equity:
Members’ equity	1,460,947	1,460,947
Accumulated earnings	497,859	825,590
Total equity	1,958,806	2,286,537
Total liabilities and equity	$3,788,800	4,127,938

See accompanying notes to consolidated financial statements.

ANTERO RESOURCES LLC

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Months Ended March 31, 2011 and 2012

(Unaudited)

(In thousands)

	2011	2012
Revenue:
Natural gas sales	$60,858	73,686
Natural gas liquids sales	5,585	11,457
Oil sales	2,528	7,342
Realized and unrealized gain (loss) on commodity derivative instruments (including unrealized gains (losses) of $(77,266) and $202,963 in 2011 and 2012, respectively)	(48,028)	283,042
Gain on sale of gathering system	—	291,305
Total revenue	20,943	666,832
Operating expenses:
Lease operating expenses	7,301	8,327
Gathering, compression and transportation	17,150	27,948
Production taxes	3,128	5,576
Exploration expenses	3,129	2,016
Impairment of unproved properties	2,318	1,036
Depletion, depreciation and amortization	33,669	47,672
Accretion of asset retirement obligations	96	128
General and administrative	6,361	9,173
Total operating expenses	73,152	101,876
Operating income (loss)	(52,209)	564,956
Other expense:
Interest expense	(15,053)	(24,370)
Realized and unrealized losses on interest derivative instruments, net (including unrealized gains of $2,046 in 2011)	(95)	—
Total other expense	(15,148)	(24,370)
Income (loss) before income taxes	(67,357)	540,586
Income tax (expense) benefit	8,422	(212,855)
Net income (loss) and comprehensive income (loss) attributable to Antero equity owners	$(58,935)	327,731

See accompanying notes to consolidated financial statements.

ANTERO RESOURCES LLC

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2011 and 2012

Unaudited

(In thousands)

	2011	2012
Cash flows from operating activities:
Net income (loss)	$(58,935)	327,731
Adjustment to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, and amortization	33,669	47,672
Impairment of unproved properties	2,318	1,036
Unrealized losses (gains) on derivative instruments, net	75,219	(202,963)
Deferred taxes	(8,422)	196,355
Gain on sale of assets	—	(291,305)
Other	2,766	1,271
Changes in current assets and liabilities:
Accounts receivable	(447)	(14,061)
Accrued revenue	382	10,116
Other current assets	(2,648)	313
Accounts payable	11,838	(2,864)
Accrued liabilities	15,135	8,158
Revenue distributions payable	(274)	2,998
Advances from joint interest owners	(434)	(466)
Current income taxes payable	—	16,500
Net cash provided by operating activities	70,167	100,491
Cash flows from investing activities:
Additions to unproved properties	(6,069)	(64,181)
Drilling costs	(104,402)	(164,288)
Additions to gathering systems and facilities	(9,688)	(23,807)
Additions to other property and equipment	(412)	(270)
Proceeds from asset sales	—	376,805
Changes in other assets	(107)	440
Net cash provided by (used in) investing activities	(120,678)	124,699
Cash flows from financing activities:
Borrowings (repayments) on bank credit facility, net	70,000	(222,000)
Distribution to members	(28,440)	—
Other	(37)	(40)
Net cash provided by (used in) financing activities	41,523	(222,040)
Net increase (decrease) in cash and cash equivalents	(8,988)	3,150
Cash and cash equivalents, beginning of period	8,988	3,343
Cash and cash equivalents, end of period	$—	6,493
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$(1,468)	(17,288)
Supplemental disclosure of noncash investing activities:
Changes in accounts payable for additions to properties, gathering systems and facilities	$(1,378)	7,146

See accompanying notes to consolidated financial statements.

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2011 and March 31, 2012

(1)                     Business and Organization

Antero Resources LLC, a limited liability company, and its consolidated operating subsidiaries (collectively referred to as the “Company”, “we”, or “our”) are engaged in the exploration for and the production of natural gas and oil onshore in the United States in unconventional reservoirs, which can generally be characterized as fractured shales and tight sand formations. Our properties are primarily located in the Appalachian Basin in West Virginia and Pennsylvania, the Arkoma Basin in Oklahoma, and the Piceance Basin in Colorado. We also have certain midstream gathering and pipeline operations which are ancillary to our interests in producing properties in these basins. Our corporate headquarters are in Denver, Colorado.

Our consolidated financial statements as of March 31, 2012 include the accounts of Antero Resources LLC, and its directly and indirectly owned subsidiaries. The subsidiaries include Antero Resources Corporation (Antero Arkoma), Antero Resources Piceance Corporation (Antero Piceance), Antero Resources Pipeline Corporation (Antero Pipeline), Antero Resources Appalachian Corporation and its subsidiary, Antero Resources Bluestone LLC (Antero Appalachian), and Antero Resources Finance Corporation (Antero Finance) (collectively referred to as the Antero Entities).

(2)                     Basis of Presentation and Significant Accounting Policies

(a)                     Basis of Presentation

These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) applicable to interim financial information and should be read in the context of the December 31, 2011 consolidated financial statements and notes thereto for a more complete understanding of the Company’s operations, financial position, and accounting policies. The December 31, 2011 consolidated financial statements have been filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of March 31, 2012, the results of its operations for the three months ended March 31, 2011 and 2012, and its cash flows for the three months ended March 31, 2011 and 2012.  We have no items of other comprehensive income or loss; therefore, our net income (loss) is identical to our comprehensive income (loss).  All significant intercompany accounts and transactions have been eliminated. Operating results for the period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas and oil, natural production declines, the uncertainty of exploration and development drilling results, and other factors.

The Company’s exploration and production activities are accounted for under the successful efforts method. As of the date these financial statements were filed with the Securities and Exchange Commission, the Company completed its evaluation of potential subsequent events for disclosure and no items requiring disclosure were identified, other than the amendment to the Credit Facility described in Note 3(a).

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

The Company’s financial statements are based on a number of significant judgments, assumptions, and estimates, including estimates of gas and oil reserve quantities, which are the basis for the calculation of depreciation, depletion, and amortization, present value of future reserves, and impairment of oil and gas properties. Reserve estimates are, by their nature, inherently imprecise.

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

(e)                      Derivative Financial Instruments

In order to manage its exposure to oil and gas price volatility, the Company enters into derivative transactions from time to time, including commodity swap agreements, collar agreements, and other similar agreements relating to natural gas expected to be produced. From time to time, the Company also enters into derivative contracts to mitigate the effects of interest rate fluctuations. To the extent legal right of offset with a counterparty exists, the Company reports derivative assets and liabilities on a net basis. The Company has exposure to credit risk to the extent the counterparty is unable to satisfy its settlement obligation. The fair value of our commodity derivative contracts of approximately $993 million at March 31, 2012 includes the following values by bank counterparty: JP Morgan - $210 million; BNP Paribas - $215 million; Credit Suisse - $229 million; Wells Fargo - $151 million; Barclays - $99 million; Credit Agricole - $52 million; KeyBank - $8 million; Deutsche Bank - $8 million; and Union Bank - $4 million.  Additionally, contracts with Dominion Field Services account for $17 million of the fair value. The credit ratings of certain of these banks were downgraded in 2011 because of the sovereign debt crisis in Europe.  The estimated fair value of our commodity derivative assets has been risk adjusted using a discount rate based upon the respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) at March 31, 2012 for each of the European and American banks.  We believe that all of these institutions currently are acceptable credit risks.

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

(f)                        Fair Value Measurements

Authoritative accounting guidance defines fair value, establishes a framework for measuring fair value, and requires disclosures about fair value measurements. This guidance also relates to all nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis (e.g., those measured at fair value in a business combination, the initial recognition of asset retirement obligations, and impairments of proved oil and gas properties, and other long-lived assets). The fair value is the price that the Company estimates would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is used to prioritize input to valuation techniques used to estimate fair value. An asset or liability subject to the fair value requirements is categorized within the hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The highest priority (Level 1) is given to unadjusted quoted market prices in active markets for identical assets or liabilities, and the lowest priority (Level 3) is given to unobservable inputs. Level 2 inputs are data, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Instruments that are valued using Level 2 inputs include non-exchange traded derivatives, such as over-the-counter commodity price swaps, basis swaps, and interest rate swaps. Valuation models used to measure fair value of these instruments consider various Level 2 inputs including (i) quoted forward prices for commodities, (ii) time value, (iii) quoted forward interest rates, (iv) current market prices and contractual prices for the underlying instruments, (v) risk of nonperformance by the Company and the counterparty, and (vi) other relevant economic measures. The Company utilizes its counterparties to assess the reasonableness of its prices and valuation techniques. To the extent a legal right of offset with a counterparty exists, the derivative assets and liabilities are reported on a net basis.

(g)                     Income Taxes

Antero Resources LLC and each of its subsidiaries file separate federal and state income tax returns. Antero Resources LLC is a partnership for income tax purposes and therefore is not subject to federal or state income taxes. The tax on the income of Antero Resources LLC is borne by the individual members through the allocation of taxable income.

The Company and its subsidiaries have combined net operating loss carryforwards (NOLs) as of December 31, 2011 of approximately $937 million. The Company’s deferred tax assets relate primarily to NOLs and its deferred tax liabilities relate primarily to oil and gas properties and unrealized gains on derivative instruments. In assessing the realizability of deferred tax assets, management considers whether some portion or all of the deferred tax assets will be realized based on a more likely than not standard of judgment. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to the lack of historical profitable operations and based upon the projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that the Company will not realize the benefits of all of these deductible differences and has recorded valuation allowances in those subsidiaries having net deferred tax assets to the extent deferred tax assets exceed their deferred tax liabilities. The amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The Company’s income tax expense (benefit) differs from the amount that would be computed by applying the U.S. statutory federal income tax rate of 35% to consolidated income for the three month periods ended March 31, 2011 and 2012 primarily because of state income taxes.

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

Impairment of unproved properties during the three months ended March 31, 2011 and 2012 was $2.3 million and $1.0 million, respectively.

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

(3)                     Long-term Debt

Long-term debt consists of the following at December 31, 2011 and March 31, 2012 (in thousands):

	December 31,	March 31,
	2011	2012
Bank credit facility (a)	$365,000	143,000
9.375% senior notes due 2017 (b)	525,000	525,000
7.25% senior notes due 2019 (c)	400,000	400,000
9.0% senior note (d)	25,000	25,000
Net premium/discount	2,330	2,252
Total	$1,317,330	1,095,252

(a)                     Bank Credit Facility

The Company has a senior secured revolving bank credit facility (the Credit Facility) with a consortium of bank lenders. As amended on May 4, 2012, the maximum amount of the Credit Facility is $2.5 billion. Borrowings under the Credit Facility are subject to borrowing base limitations based on the collateral value of our proved properties and hedge positions and are subject to regular semiannual redeterminations. As amended on May 4, 2012, the borrowing base was $1.55 billion and lender commitments totaled $950 million. Prior to the amendment, the maximum amount of the facility was $1.5 billion, the borrowing base was $1.2 billion, and lender commitments totaled $850 billion.  The maturity date of the Credit Facility is May 12, 2016.

The Credit Facility is secured by mortgages on substantially all of the Company’s properties and guarantees from the Company’s operating subsidiaries. Interest is payable at a variable rate based on LIBOR or the prime rate based on the Company’s election at the time of borrowing.  Commitment fees on the unused portion of the Credit Facility are due quarterly at rates from 0.375% to 0.50% on the unused amounts of the facility.  The Credit Facility contains certain covenants, including restrictions on indebtedness and dividends, and requirements with respect to working capital and interest coverage ratios. The Company was in compliance with all of the financial debt covenants under the Credit Facility as of December 31, 2011 and March 31, 2012.

As of March 31, 2012, the Company had an outstanding balance under the Credit Facility of $143 million, with a weighted average interest rate of 2.2%, and outstanding letters of credit of approximately $21 million. As of December 31, 2011, the Company had an outstanding balance under the Credit Facility of $365 million, with a weighted average interest rate of 2.12%, and outstanding letters of credit of approximately $21 million.

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

(c)                      7.25% Senior Notes

On August 1, 2011, Antero Finance issued $400 million of 7.25% senior notes due August 1, 2019 at par. The notes are unsecured and effectively subordinated to the Company’s Credit Facility to the extent of the value of the collateral securing the Credit Facility. The notes rank pari passu to the 9.375% senior notes due 2017. The notes are guaranteed on a senior unsecured basis by Antero Resources LLC, all of its wholly owned subsidiaries (other than Antero Finance), and certain of its future restricted subsidiaries. Interest on the notes is payable on August 1 and February 1 of each year, commencing on February 1, 2012. Antero Finance may redeem all or part of the notes at any time on or after August 1, 2014 at redemption prices ranging from 105.438% on or after August 1, 2014 to 100.00% on or after August 1, 2017. In addition, on or before August 1, 2014, Antero Finance may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 107.25% of the principal amount of the notes, plus accrued interest. At any time prior to August 1, 2014, Antero Finance may redeem the notes, in whole or in part, at a price equal to 100% of the principal amount of the notes plus a “make-whole” premium and accrued interest. If a change of control (as defined in the bond indenture) occurs at any time prior to January 1, 2013, Antero Finance may, at its option, redeem all, but not less than all, of the notes at a redemption price equal to 110% of the principal amount of the notes, plus accrued interest. If Antero Finance has not exercised its optional redemption rights upon a change of control, the note holders will have the right to require Antero Finance to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the notes, plus accrued interest.

(d)   9.00% Senior Note

The Company assumed a $25 million unsecured note payable in the business acquisition consummated on December 1, 2010. The note bears interest at 9% and is due December 1, 2013.

(e)                       Treasury Management Facility

The Company has a stand-alone revolving note with a lender under the Credit Facility which provides for up to $10.0 million of cash management obligations in order to facilitate the Company’s daily treasury management. Borrowings under the revolving note are secured by the collateral for the Credit Facility. Borrowings under the facility bear interest at the lender’s prime rate plus 1.0%. The note matures on November 1, 2012. There were no borrowings outstanding under this facility at December 31, 2011 or March 31, 2012.

(4)                     Ownership Structure

At December 31, 2011 and March 31, 2012, the outstanding units in Antero Resources LLC are summarized as follows:

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

At December 31, 2011 and March 31, 2012, the Class I units have an aggregate liquidation priority, including the special allocation of 8% per annum, of $1.997 billion and $2.034 billion, respectively.

In February 2011, the Company distributed $28.5 million to its members to cover their tax liabilities resulting from the sale of the Company’s Oklahoma midstream assets during the fourth quarter of 2010.

(5)                     Financial Instruments

The carrying values of trade receivables, trade payables, and the Credit Facility at December 31, 2011 and March 31, 2011 approximated market value. The carrying value of the Credit Facility at December 31, 2011 and March 31, 2012 approximated fair value because the variable interest rates are reflective of current market conditions. Based on Level 2 market data, the fair value of the Company’s senior notes was approximately $977 million and $980 million at December 31, 2011 and March 31, 2012, respectively.

(6)                     Asset Retirement Obligations

The following is a reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2012 (in thousands):

Asset retirement obligations — beginning of period	$6,715
Obligations incurred	324
Accretion expense	128

Asset retirement obligations — end of period	$7,167

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

For the three months ended March 31, 2011 and 2012, the Company was party to natural gas fixed price swaps. When actual commodity prices exceed the fixed price provided by the swap contracts, the Company pays the excess to the counterparty, and when actual commodity prices are below the contractually provided fixed price, the Company receives the difference from the counterparty. The Company’s natural gas swaps have not been designated as hedges for accounting purposes; therefore, all gains and losses were recognized in income currently.

As of March 31, 2012, derivative positions with JP Morgan, BNP Paribas, Credit Suisse, Wells Fargo, Barclays, Dominion Field Services, KeyBank, Union Bank, Deutsche Bank, and Credit Agricole accounted for approximately 21%, 22%, 23%, 15%, 10%, 2%, 1%, 1%, 1%, and 4%, respectively, of the net fair value of our commodity derivative assets position. The Company has no collateral from any counterparties. All but one of our commodity derivative positions are with institutions that have a position in our Credit Facility and are secured by the collateral pledged on the Credit Facility and cross default provisions between the Credit Facility and the derivative instruments. At March 31, 2012, there are no past due receivables from or payables to any of our counterparties.

As of March 31, 2012, the Company has entered into fixed price natural gas swaps in order to hedge a portion of its natural gas production from April 1, 2012 through December 31, 2016 as summarized in the following table. Hedge agreements referenced to the Centerpoint and Transco Zone 4 indices are for production in the Arkoma Basin. Hedge agreements referenced to the CIG and NYMEX-WTI indices are for production in the Piceance Basin. Hedge agreements referenced to the CGTAP and Dominion South indices are for production from the Appalachian Basin.

			Weighted
			average
	Natural gas	Oil	index
	MMbtu/day	Bbls/day	price
Nine months ending December 31, 2012:
CIG	55,000		$5.37
Transco zone 4	45,000		6.50
CGTAP	145,619		5.18
Dominion South	53,184		5.31
NYMEX-WTI		300	90.20
2012 Total	298,803	300
Year ending December 31, 2013:
CIG	60,000		$5.54
Transco zone 4	40,000		6.51
CGTAP	122,631		5.02
Dominion South	191,702		4.77
NYMEX-WTI		300	90.30
2013 Total	414,333	300
Year ending December 31, 2014:
CIG	50,000		$5.84
Transco zone 4	20,000		6.51
CGTAP	200,000		5.16
Dominion South	160,000		5.15
Centerpoint	10,000		6.20
2014 Total	440,000
Year ending December 31, 2015:
CIG	60,000		$5.29
Transco zone 4	20,000		5.58
CGTAP	120,000		5.01
Dominion South	230,000		5.60
2015 Total	430,000
Year ending December 31, 2016:
CIG	30,000		$4.88
CGTAP	60,000		4.91
Dominion South	272,500		5.35
2016 Total	362,500

(b)                     Interest Rate Derivatives

Historically, the Company has entered into various floating-to-fixed interest rate swap derivative contracts to manage exposures to changes in interest rates from variable rate obligations. Under the swaps, the Company made payments to the swap counterparty when the variable LIBOR three-month rate fell below the fixed rate or received payments from the swap counterparty when the variable LIBOR three-month rate went above the fixed rate. The Company had no outstanding interest rate swap agreements at December 31, 2011 or March 31, 2012.

(c)                      Summary

The following is a summary of the fair values of our derivative instruments, which are not designated as hedges for accounting purposes and where such values are recorded in the consolidated balance sheets as of December 31, 2011 and March 31, 2012.

		Fair value
	Balance sheet	December 31,	March 31,
	location	2011	2012
	(In thousands)
Asset derivatives not designated as hedges for accounting purposes:
Commodity contracts	Current assets	$248,550	318,002
Commodity contracts	Long-term assets	541,423	674,935
Total asset derivatives		$789,973	992,937

The following is a summary of realized and unrealized gains (losses) on derivative instruments and where such values are recorded in the consolidated statements of operations for the three months ended March 31, 2011 and 2012:

		Three	Three
	Statement	months	months
	of	Ended	Ended
	operations	March 31,	March 31,
	location	2011	2012
Realized gains on commodity contracts	Revenue	$29,238	80,079
Unrealized gains (losses) on commodity contracts	Revenue	(77,266)	202,963

Total gains (losses) on commodity contracts		(48,028)	283,042

Realized losses on interest rate contracts	Other income (expense)	(2,141)	—

Unrealized gains on interest rate contracts	Other income (expense)	2,046	—

Total net losses on interest rate contracts		(95)	—

Net gains (losses) on derivative contracts		$(48,123)	283,042

The following table summarizes the valuation of investments and financial instruments by the fair value hierarchy described in note 1 at March 31,2012:

Fair value measurements using
Quoted
prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Derivatives asset:
Fixed price commodity swaps	$—	992,937	—	992,937

(8)                     Sale of Appalachian Gathering Assets

On March 26, 2012, the Company closed the previously announced sale of a portion of its Marcellus Shale gathering system assets along with exclusive rights to gather the Company’s gas for a 20-year period within an area of dedication (AOD) to a joint venture owned by Crestwood Midstream Partners and Crestwood Holdings Partners LLC (together “Crestwood”) for $375 million (and purchase price adjustments). The sale included approximately 25 miles of low pressure pipeline systems and gathering rights on 104,000 net acres held by Antero within a 250,000 acre AOD and had an effective date of January 1, 2012.  Other third-party producers will also have access to the Crestwood system.  During the first seven years of the contract, the Company is committed to deliver minimum volumes into the gathering systems, with certain carryback and carryforward adjustments for overages or deficiencies.  The Company can earn up to an additional $40 million of sale proceeds over the next three years if it meets certain volume thresholds.  Crestwood is obligated to incur all future capital costs to build out gathering systems and compression facilities within the AOD to connect the Company’s wells as it executes its drilling program and has assumed the various risks and rewards of the system build-out and operations.  Because the Company has not retained the substantial risks and rewards of ownership associated with the gathering rights and systems transferred to Crestwood, it has recognized a gain on the sale of the gathering system and gathering rights of approximately $291 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-Q.  In addition, such analysis should be read in conjunction with the historical audited financial statements and the related notes included in our 2011 Form 10-K.  The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance.  We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material.  Some of the key factors which could cause actual results to vary from our expectations include sustained low or volatile commodity prices, the timing of planned capital expenditures, availability of acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, as well as those factors discussed below, all of which are difficult to predict.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.  See “Cautionary Statement Regarding Forward-looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Item 1A.  Risk Factors” included in our 2011 Form 10-K and, “Item 1A.Risk Factors” of this Form 10-Q.  We do not undertake any obligation to publicly update any forward-looking statements.

In this section, references to “Antero,” “we,” “the Company,” “us,” “our” and “operating entities” refer to the entities that conduct Antero Resources LLC’s operations (Antero Resources Corporation, Antero Resources Midstream Corporation (through November 5, 2010), Antero Resources Piceance Corporation, Antero Resources Pipeline Corporation, Antero Resources Appalachian Corporation, and, beginning December 1, 2010, Antero Resources Bluestone LLC), unless otherwise indicated or the context otherwise requires.  Antero Resources Finance Corporation (“Antero Finance”), which was formed to be the issuer of the $525 million principal amount of senior notes due 2017 and the $400 million principal amount of senior notes due 2019, is an indirect wholly owned subsidiary of Antero Resources LLC.  For more information on our organizational structure, see “Items 1 and 2.  Business and Properties—Business—Corporate Sponsorship and Structure” included in our 2011 Form 10-K or note 1 to the consolidated financial statements included elsewhere in this Form 10-Q.

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

We have assembled a diversified portfolio of long-lived properties that are characterized by what we believe to be low geologic risk and repeatability.  Our drilling opportunities are focused in the Marcellus Shale of the Appalachian Basin, the Woodford Shale of the Arkoma Basin (the Arkoma Woodford), the Fayetteville Shale of the Arkoma Basin, and the Mesaverde tight sands and the Mancos and Niobrara Shales of the Piceance Basin.  Our drilling inventory consists of approximately 8,500 potential well locations, both proven and unproven, all of which are unconventional resource opportunities.  For information on the possible limitations on our ability to drill our potential locations, see “Item 1A.  Risk Factors” included in our 2011 Form 10-K.

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

Recent Events and Highlights

Reserves, Production, and Financial Results

As of December 31, 2011, our estimated proved reserves were 5.0 Tcfe of natural gas, consisting of 3.9 Tcf of natural gas, 164 MMBbl of NGLs and 17 MMBbl of oil.  As of December 31, 2011, 78% of our estimated proved reserves were natural gas, 17% were proved developed and 93% were operated by us.  From December 31, 2007 through December 31, 2011, we increased our estimated proved reserves at a compounded annual growth rate of 115%.  From December 31, 2007 through December 31, 2011, our production increased at a compounded annual growth rate of 68%, to an average rate of 317 MMcfe/d for the three months ended December 31, 2011.

For the three months ended March 31, 2012, we generated cash flow from operations of $100 million, net income of $328 million, and EBITDAX of $122 million. Net income of $328 million for the three months ended March 31, 2012 included $203 million of unrealized hedge gains, a $291 million gain on the sale of Marcellus gathering assets and rights, and $196 million of deferred income tax expense that largely related to unrealized hedge gains and the gain on the sale.  See “—Non-GAAP Financial Measure” for a definition of EBITDAX (a non-GAAP measure) and a reconciliation of EBITDAX to net income.

2012 Capital Budget

For the three months ended March 31, 2012, our capital expenditures were approximately $252 million for drilling, leasehold, and gathering.  Our capital expenditure budget for 2012, as approved by our Board of Directors, is $861million, which includes $711 million for drilling and completion, $100 million for leasehold acquisitions, and $50 million for construction of gathering pipelines and facilities.  Approximately 79% of the budget is allocated to the Marcellus Shale, 15% is allocated to the Piceance Basin, and 6% is allocated to the Woodford Shale and Fayetteville Shale.  Consistent with our historical practice, we periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, commodity prices and drilling results.  The Company’s Board of Directors will review our 2012 capital budget in the second quarter of 2012 for a potential increase.

Sale of Appalachian Gathering Assets

On March 26, 2012, we closed the sale of certain of our Marcellus midstream assets, located in Harrison and Doddridge Counties, West Virginia to Crestwood Midstream Partners LP (NYSE: CMLP) and Crestwood Partners LLC (“Crestwood Holdings”) for $375 million (and purchase price adjustments)  in cash plus an earn-out provision which would allow us to earn additional purchase price payments of up to $40 million based upon average annual production levels achieved during 2012, 2013, and 2014.  The sale to Crestwood includes an Area of Dedication that includes approximately 104,000 net acres of Antero leasehold in the Marcellus Shale play.  We will use the proceeds from the sale to fund drilling of our Marcellus Shale drilling inventory and for leasehold acquisitions.  We recognized a gain on the sale of the gathering systems and gathering and compression rights in the quarter ended March 31, 2012 of approximately $291 million.

Credit Facility Amendment

On May 4, 2012, we entered into a fourth amendment to our senior secured revolving bank credit facility (the “Credit Facility”).  The amendment provided for the increase of the borrowing base under the Credit Facility from $1.2 billion to $1.55 billion and for an increase in the lender commitments under the Credit Facility from $850 million to $950 million.  The maximum amount of the Credit Facility was increased from $1.5 billion to $2.5 billion.  The borrowing base under the Credit Facility is redetermined semiannually and is based on the lenders’ judgment of the volume of our proved oil and gas reserves and the estimated future cash flows from these reserves and our hedge positions.  The next redetermination is scheduled to occur in October 2012.

At March 31, 2012, we had $164 million of borrowings and letters of credit outstanding under the Credit Facility and $686 million of available borrowing capacity based on $850 million of lender commitments at that date.  The Credit Facility matures in May 2016.

Hedge Position

As of March 31, 2012, we had entered into hedging contracts covering a total of approximately 685 Bcfe of our projected natural gas and oil production from April 1, 2012 through December 31, 2016 at a weighted average index price of $5.29 per Mcfe.  For the nine months ending December 31, 2012, we have hedged approximately 83 Bcfe of our projected natural gas and oil production at a weighted average index price of $5.44 per Mcfe.

Commodity Prices and Derivative Instruments

Our production revenues are entirely from the continental United States and currently are comprised of approximately 80% natural gas, 12% natural gas liquids, and 8% oil.  Natural gas and oil prices are inherently volatile and are influenced by many factors outside of our control.  To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we use derivative instruments to hedge future sales prices on a significant portion of our natural gas production.  We currently use fixed price natural gas and oil swaps in which we receive a fixed price for future production in exchange for a payment of the variable market price received at the time future production is sold.  At each period end we estimate the fair value of these swaps and recognize an unrealized gain or loss.  We have not elected hedge accounting and, accordingly, the unrealized gains and losses on open positions are reflected currently in earnings.  During the three months ended March 31, 2011 and 2012, we recognized significant unrealized commodity gains or losses on these swaps.  We expect continued volatility in the fair value of these swaps.

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

•                  Impairment of unproved and proved properties.  These costs include unproved property impairment and costs associated with lease expirations.  We could also record impairment charges for proved properties if the carrying value were to exceed estimated future cash flows.  From our inception through March 31, 2012, it has not been necessary to record any impairment for proved properties.

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

•                  Income tax expense.  Each of the operating entities files separate federal and state income tax returns; therefore, our provision for income taxes consists of the sum of our income tax provisions for each of the operating entities.  We are subject to state and federal income taxes but are currently not in a tax paying position for regular federal income taxes, primarily due to the current deductibility of intangible drilling costs (“IDC”).  We do pay some state income or franchise taxes where our IDC deductions do not exceed our taxable income or where state income or franchise taxes are determined on another basis.  Collectively, the operating entities have generated net operating loss carryforwards which expire at various dates from 2024 through 2031.  We have recognized the value of these net operating losses to the extent of our deferred tax liabilities; however, we have not recognized the full value of these net operating losses on our balance sheets because our management team believes it is more likely than not that we will not realize a future benefit equal to the full amount of the loss carryforward over time.  However, the amount of deferred tax assets considered realizable could change in the near term as we generate taxable income or if estimates of future taxable income are reduced or tax laws are changed.  As a result of the sale of a portion of our Appalachian gathering assets in March 2012, we estimate that we will incur a federal alternative minimum tax liability of approximately $17 million for our 2012 tax year.

Results of Operations

Three months ended March 31, 2011 Compared to Three months ended March 31, 2012

The following table sets forth selected operating data for the three months ended March 31, 2011 compared to the three months ended March 31, 2012:

	Three Months Ended March 31,		Amount of Increase
	2011	2012	(Decrease)	Percent Change
	(in thousands, except per unit and production data)
Operating revenues:
Natural gas sales	$60,858	$73,686	$12,828	21%
NGL sales	5,585	11,457	5,872	105%
Oil sales	2,528	7,342	4,814	190%
Realized commodity derivative gains	29,238	80,079	50,841	174%
Unrealized commodity derivative gains (losses)	(77,266)	202,963	280,229	*
Gain on sale of assets	—	291,305	291,305	*
Total operating revenues	20,943	666,832	645,889	*
Operating expenses:
Lease operating expense	7,301	8,327	1,026	14%
Gathering, compression and transportation	17,150	27,948	10,798	63%
Production taxes	3,128	5,576	2,448	78%
Exploration expenses	3,129	2,016	(1,113)	(36)%
Impairment of unproved properties	2,318	1,036	(1,282)	(55)%
Depletion, depreciation and amortization	33,669	47,672	14,003	42%
Accretion of asset retirement obligations	96	128	32	33%
General and administrative	6,361	9,173	2,812	44%
Total operating expenses	73,152	101,876	28,724	39%
Operating income (loss)	(52,209)	564,956	617,165	*
Other expense:
Interest expense	(15,053)	(24,370)	(9,317)	62%
Realized and unrealized interest rate derivative losses	(95)	—	95	*
Total other expense	(15,148)	(24,370)	(9,222)	61%
Income (loss) before income taxes	(67,357)	540,586	607,943	*
Income tax benefit (expense)	8,422	(212,855)	(221,277)	*
Net income (loss) attributable to Antero members	$(58,935)	327,731	386,666	*

EBITDAX (1)	$64,635	$122,340	$57,705	89%

Production data:
Natural gas (Bcf)	15	27	12	82%
NGLs (MBbl)	126	272	146	116%
Oil (MBbl)	32	80	48	154%
Combined (Bcfe)	16	29	13	83%
Daily combined production (MMcfe/d)	173	317	144	83%
Average prices before effects of hedges(2):
Natural gas (per Mcf)	$4.16	$2.76	$(1.40)	(34)%
NGLs (per Bbl)	$44.38	$42.11	$(2.27)	(5)%
Oil (per Bbl)	$79.60	$91.33	$11.73	15%
Combined (per Mcfe)	$4.43	$3.21	$(1.22)	(28)%
Average realized prices after effects of hedges(2):
Natural gas (per Mcf)	$6.17	$5.77	$(0.40)	(6)%
NGls (per Bbl)	$44.38	$42.11	$(2.27)	(5)%
Oil (per Bbl)	$74.94	$87.00	$12.06	16%
Combined (per Mcfe)	$6.31	$5.99	$(0.32)	(5)%
Average Costs (per Mcfe):
Lease operating costs	$0.47	$0.29	$(0.18)	(38)%
Gathering, compression and transportation	$1.10	$0.97	$(0.13)	(12)%
Production taxes	$0.20	$0.19	$(0.01)	(5)%
Depletion, depreciation amortization and accretion	$2.16	$1.66	$(0.50)	(23)%
General and administrative	$0.40	$0.32	$(0.08)	(20)%

(1)	See “—Non-GAAP Financial Measure” for a definition of EBITDAX (a non-GAAP measure) and a reconciliation of EBITDAX to net income attributable to Antero members.

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

Natural gas, NGLs, and oil sales.  Revenues from production of natural gas, NGLs, and oil increased from $69 million for the three months ended March 31, 2011 to $92 million for the three months ended March 31, 2012, an increase of $23 million, or 34%.  Our production increased by 83% over that same period, from 16 Bcfe for the three months ended March 31, 2011 to 29 Bcfe for the three months ended March 31, 2012, and prices decreased by 28%, before the effect of realized hedge gains.  Increased production volumes would have accounted for an approximately $59 million increase in revenues (calculated as the change in year-to-year volumes times the prior year average price), and commodity price decreases would have accounted for an approximately $35 million decrease in revenues (calculated as the change in year-to-year average price times current year production volumes).  Production increases from our Appalachian Basin properties accounted for 10 Bcfe out of the total 13 Bcfe increase in production from the prior year quarter.

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

For the three months ended March 31, 2011 and 2012, our hedges resulted in realized gains of $29 million and $80 million, respectively.  For the three months ended March 31, 2011 and 2012, our hedges resulted in unrealized gains (losses) of $(77) million and $203 million, respectively.  Derivative asset or liability positions at the end of any accounting period may reverse to the extent natural gas strip prices increase or decrease from their levels at the end of the accounting period or as gains or losses are realized through settlement.

Lease operating expenses.  Lease operating expenses increased from $7 million for the three months ended March 31, 2011 to $8 million for the three months ended March 31, 2012, an increase of 14%, primarily due to an 85% increase in production most of which was in the Appalachian Basin.  On a per unit basis, lease operating expenses decreased by 38%, from $0.47 per Mcfe for the three months ended March 31, 2011 to $0.29 for the three months ended March 31, 2012 primarily because per unit lease operating expenses during the early stages of production for the relatively high production rate Marcellus Shale wells are lower than our more mature properties in the Piceance and Arkoma Basins.

Gathering, compression and transportation expenses.  Gathering, compression and transportation expense increased from $17 million for the three months ended March 31, 2011 to $28 million for the three months ended March 31, 2012, primarily due to an increase in production volumes and increased costs on firm transportation commitments.  On a per unit basis, gathering, compression, and transportation expenses decreased by 12% from $1.10 per Mcfe for the three months ended March 31, 2011 to $0.97 per Mcfe for the three months ended March 31, 2012.  We expect gathering, compression, and transportation expenses per unit to increase going forward as we begin to incur gathering fees payable to Crestwood on a portion of our Marcellus production.

Production taxes.  Total production taxes increased by approximately $2 million for the three months ended March 31, 2012 compared to the prior year period, primarily as a result of increased production.  On a per unit basis, production taxes decreased from $0.20 to $0.19 per Mcfe.  Production taxes as a percentage of natural gas, NGL, and oil revenues were 5% and 6% for the three months ended March 31, 2011 and 2012, respectively.  Production taxes are primarily based on the wellhead values of production and the applicable rates vary across the areas in which we operate.  As the proportion of our production changes from area to area, our production tax rate will vary depending on the quantities produced from each area and the applicable production tax rates then in effect.

Exploration expense.  Exploration expense decreased from $3 million for the three months ended March 31, 2011 to $2 million for the three months ended March 31, 2012 primarily due to a decrease in dry hole costs.

Impairment of unproved properties.  Impairment of unproved properties was approximately $1 million for the three months ended March 31, 2012 compared to $2 million for the three months ended March 31, 2011.  The decrease in impairment charges is due to the combined effect of (i) drilling activities in our Arkoma and Piceance projects, which have resulted in a greater portion of our acreage being held by production, and (ii) impairment charges for non-productive expiring acreage in these project areas in prior periods resulting in less acreage to evaluate and fewer current period expirations.  We charge impairment expense for expired or soon to expire leases when we determine they are impaired through lack of drilling activities or based on other factors, such as remaining lease terms, reservoir performance, commodity price outlooks or future plans to develop the acreage.

DD&A.  DD&A increased from $34 million for three months ended March 31, 2011 to $48 million for the three months ended March 31, 2012, primarily because of increased production.  DD&A per Mcfe decreased by 23% from $2.16 per Mcfe during the three months ended March 31, 2011 to $1.66 per Mcfe during the three months ended March 31, 2012, primarily as a result of increased reserves.

We evaluate the impairment of our proved natural gas and oil properties on a field-by-field basis whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable.  If the carrying amount exceeds the estimated undiscounted future cash flows, we reduce the carrying amount of the oil and gas properties to their estimated fair value.  No impairment expenses were recorded for the three months ended March 31, 2011 or 2012 for proved properties.

General and administrative expense.  General and administrative expense increased from $6 million for the three months ended March 31, 2011 to $9 million for the three months ended March 31, 2012, primarily as a result of increased staffing levels and related salary and benefits expenses and increases in legal and other general corporate expenses, all of which resulted from our growth in production levels and development activities.  On a per unit basis, general and administrative expense decreased by 20%, from $0.40 per Mcfe during the three months ended March 31, 2011 to $0.32 per Mcfe during the three months ended March 31, 2012, primarily due to an 83% increase in production.

Interest expense and realized and unrealized gains and losses on interest rate derivatives.  Interest expense increased from $15 million for the three months ended March 31, 2011 to $24 million for the three months ended March 31, 2012, due to the issuance of $400 million 7.25% senior notes due 2019 in August 2011 and increased borrowings under the Credit Facility.  Interest expense includes approximately $1 million of non-cash amortization of deferred financing costs for the each of the three months ended March 31, 2011 and 2012.

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

Certain subsidiaries had net deferred tax liabilities at March 31, 2012, resulting from unrealized gains on commodity derivatives and basis differences in assets.  Deferred income tax expense of $196 million during the three months ended March 31, 2012 is due to the increase in the unrealized gains on commodity derivatives during the quarter and the expected utilization of tax NOLs to offset the gain on the sale of the Marcellus gathering assets.

As a result of the gain on the sale of the Appalachian gathering assets and the expected utilization of NOLs in 2012, we estimate that we will have a federal alternative minimum tax liability of approximately $17 million in 2012.

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

Capital Resources and Liquidity

Our primary sources of liquidity have been proceeds from issuances of equity securities and senior notes, borrowings under bank credit facilities, asset sales, and net cash provided by operating activities.  Our primary use of cash has been for the exploration, development and acquisition of unconventional natural gas and oil properties.  As we pursue reserve and production growth, we continually monitor what capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditures, and liquidity requirements.  Our future success in growing proved reserves and production will be highly dependent on the capital resources available to us.

We believe that funds from operating cash flows and available borrowings under our Credit Facility should be sufficient to meet our cash requirements, including normal operating needs, debt service obligations, capital expenditures, and commitments and contingencies for at least the next 12 months.

The following table summarizes our cash flows for the three months ended March 31, 2011 and 2012:

	Three Months Ended March 31,
	2011	2012
	(in thousands)
Net cash provided by operating activities	$70,167	$100,491
Net cash provided by (used in) investing activities	(120,678)	124,699
Net cash provided by (used in) financing activities	41,523	(222,040)
Net increase (decrease) in cash and cash equivalents	$(8,988)	$3,150

Cash Flow Provided by Operating Activities

Net cash provided by operating activities was $70 million and $100 million for the three months ended March 31, 2011 and 2012, respectively.  The increase in cash flow from operations from the three months ended March 31, 2011 to the three months ended March 31, 2012 was primarily the result of increased production volumes and revenues (including derivative settlements), net of the increase in cash operating costs, interest expense, and changes in working capital levels.

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

Cash Flow From (Used in) Investing Activities

During the three months ended March 31, 2012, we had positive cash flows from investing activities of $125 million as a result of proceeds realized from the sale of the Marcellus gathering systems and rights of $377 million, partially offset by $252 million in land acquisitions, drilling and development, and gathering systems.  During the three months ended March 31, 2011, we used cash flow in investing activities of $121 million for land, drilling, and gathering systems.

Our board of directors has approved a capital budget for 2012 of $861 million.  Our capital budget may be adjusted as business conditions warrant.  The amount, timing and allocation of capital expenditures is largely discretionary and within our control.  If natural gas and oil prices decline to levels below our acceptable levels or costs increase to levels above our acceptable levels, we could choose to defer a significant portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow.  We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flow and other factors both within and outside our control.

Cash Flow Provided by (Used in) Financing Activities

Net cash used in financing activities of $222 million during the three months ended March 31, 2012 resulted from Credit Facility borrowings net of paydowns from the proceeds of the sale of the Marcellus gathering systems.  Net cash provided by financing activities during the three months ended March 31, 2011 of $42 million was the result of net borrowings under the Credit Facility of

$70 million, and $29 million of distributions to members.  The distribution to members was required by the limited liability company operating agreement to cover income taxes owed by the members as a result of the gain realized on the sale of the Arkoma midstream assets in the fourth quarter of 2010.

Credit Facility.  As amended on May 4, 2012, our Credit Facility provides for a maximum amount of $2.5 billion.  The borrowing base was redetermined in May 2012 at $1.55 billion, at which date total lender commitments were $950 million.  The borrowing base is redetermined semiannually, based on the lenders’ determination of the amount of our proved oil and gas reserves and estimated cash flows from these reserves and our hedge positions.  The next redetermination is scheduled to occur in October 2012.  As of March 31, 2011 and 2012, borrowings and letters of credit outstanding under our Credit Facility totaled $189 million and $164 million, respectively, and had a weighted average interest rate of 2.75% and 2.2%, respectively.  At March 31, 2012, we had $686 million of available borrowing capacity based on $850 million of lender commitments at that date.  The Credit Facility matures in May 2016.

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

We were in compliance with such covenants and ratios as of December 31, 2011 and as of March 31, 2012.

Senior Notes.  We have $525 million of 9.375% senior notes outstanding which are due December 1, 2017.  The notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The notes were issued by Antero Finance and are guaranteed on a senior unsecured basis by Antero Resources LLC, all of its wholly owned subsidiaries (other than Antero Finance), and certain of its future restricted subsidiaries.  Interest on the notes is payable on June 1 and December 1 each year.  Antero Finance may redeem all or part of the notes at any time on or after December 1, 2013 at redemption prices ranging from 104.688% on or after December 1, 2013 to 100.00% on or after December 1, 2015.  In addition, on or before December 1, 2012, Antero Finance may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 109.375%.  At any time prior to December 1, 2013, Antero Finance may also redeem the notes, in whole or in part, at a price equal to 100% of the principal amount of the notes plus a “make-whole” premium and accrued interest.  If Antero Resources LLC undergoes a change of control, Antero Finance may be required to offer to purchase notes from the holders.

On August 1, 2011, Antero Finance issued $400 million of 7.25% senior notes due August 1, 2019 at par.  The notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The notes rank pari passu to the existing 9.375% senior notes due 2017.  The notes are guaranteed on a senior unsecured basis by Antero Resources LLC, all of its wholly owned subsidiaries (other than Antero Finance), and certain of its future restricted subsidiaries.  Interest on the notes is payable on August 1, and February 1 of each year, commencing on February 1, 2012.  Antero Finance may redeem all or part of the notes at any time on or after August 1, 2014 at redemption prices ranging from 105.438% on or after August 1, 2014 to 100.00% on or after August 1, 2017.  In addition, on or before August 1, 2014, Antero Finance may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 107.25% of the principal amount of the notes, plus accrued interest.  At any time prior to August 1, 2014, Antero Finance may redeem the notes, in whole or in part, at a price equal to 100% of the principal amount of the notes plus a “make-whole” premium and accrued interest.  If Antero Resources LLC undergoes a change of control, Antero Finance may be required to offer to purchase notes from the holders.

We used the proceeds from the offering of the notes to repay borrowings outstanding under our Credit Facility, for development of our oil and natural gas properties and for general corporate purposes.

The senior notes indentures contain restrictive covenants and a minimum interest coverage ratio requirement of 2.25:1.  We were in compliance with such covenants and the coverage ratio requirement as of December 31, 2011 and March 31, 2012.

Treasury Management Facility.  The Company executed a stand-alone revolving note with a lender under the Credit Facility which provides for up to $10.0 million of cash management obligations in order to facilitate the Company’s daily treasury management.  Borrowings under the revolving note are secured by the collateral for the Credit Facility.  Borrowings under the facility bear interest at the lender’s prime rate plus 1.0%.  The note matures on November 1, 2012.  At December 31, 2011 and March 31, 2012 there were no outstanding borrowings under this facility.

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

The following table represents a reconciliation of our net income to EBITDAX:

	Year Ended December 31,	Three Months Ended March 31,
	2011	2011	2012

Net income attributable to Antero members	$392,678	$(58,935)	$327,731
Unrealized losses (gains) on derivative contracts	(559,596)	77,266	(202,963)
Loss (gain) on sale of assets	8,700	—	(291,305)
Interest expense and other	74,498	15,148	24,370
Provision (benefit) for income taxes	230,452	(8,422)	212,855
Depreciation, depletion, amortization and accretion	170,956	33,765	47,800
Impairment of unproved properties	11,051	2,318	1,036
Exploration expense	9,876	3,129	2,016
Other	2,206	366	800
EBITDAX	$340,821	$64,635	$122,340

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used.  We evaluate our estimates and assumptions on a regular basis.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements.  Our more significant accounting policies and estimates include the successful efforts method of accounting for oil and gas production activities, estimates of natural gas and oil reserve quantities and standardized measures of future cash flows, and impairment of unproved properties.  We provide an expanded discussion of our more significant accounting policies, estimates and judgments in our 2011 Form 10-K.  We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our consolidated financial statements.  Also, see note 2 of the notes to our audited consolidated financial statements, included in our 2011 Form 10-K for a discussion of additional accounting policies and estimates made by management.

New Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended March 31, 2012 that had a material effect on the Company’s financial reporting.

Off-Balance Sheet Arrangements

Currently, we do not have any off-balance sheet arrangements other than operating leases.  See “—Contractual Obligations” for commitments under operating leases, drilling rig and frac service agreements, firm transportation, and gas processing and compression service agreements.

Contractual Obligations

Contractual Obligations. A summary of our contractual obligations as of March 31, 2012 is provided in the following table.

	Year
(in millions)	1	2	3	4	5	Thereafter	Total

Credit Facility(1)	$—	$—	$—	$—	$143.0	$—	$143.0
Senior notes—principal(2)	—	25.0	—	—	—	925.0	950.0
Senior notes—interest(2)	80.4	79.9	78.2	78.2	78.2	121.7	516.6
Drilling rig and frac service commitments(3)	129.3	80.4	38.7	3.7	—	—	252.1
Firm transportation (4)	46.5	67.6	111.4	122.1	119.4	927.2	1,394.2
Gas processing, gathering, and compression service (5)	44.0	49.5	54.3	57.0	58.6	113.3	376.7
Office and equipment leases	1.1	0.9	0.8	0.8	0.4	—	4.0
Asset retirement obligations(6)	—	—	—	—	—	7.2	7.2
Total	$301.3	$303.3	$283.4	$261.8	399.6	$2,094.4	$3,643.8

(1)

Includes outstanding principal amount at March 31, 2012. This table does not include future commitment fees, interest expense or other fees on the Credit Facility because they are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged.

(2)	Includes the 9.375% senior notes due 2017, the 7.25% senior notes due 2019, and a $25.0 million senior note due 2013.

(3)

At March 31, 2012, we had contracts for the services of 11 rigs which expire at various dates from January 2012 through July 2015. We also had two frac services contracts which expire in 2013 and 2014. The values in the table represent the gross amounts that we are committed to pay; however, we will record in our financial statements our proportionate share of costs based on our working interest.

(4)

We have entered into firm transportation agreements with various pipelines in the Marcellus, Piceance, and Arkoma Basins in order to facilitate the delivery of production to market. The contracts expire at various dates from 2020 to 2028. Yearly commitments after year 5 and through 2028 range in amount from $44 million to $115 million. These contracts commit us to transport minimum daily natural gas or NGL volumes at a negotiated rate, or pay for any deficiencies at a specified reservation fee rate. The amounts in this table represent our minimum daily volumes at the reservation fee rate. The values in the table represent the gross amounts that we are committed to pay; however, we will record in our financial statements our proportionate share of costs based on our working interest.

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

At December 31, 2011 and March 31, 2012, we had in place natural gas and oil swaps covering portions of our projected production from 2012 through 2016.  Our hedge position as of March 31, 2012 is summarized in note 7 to our consolidated financial statements included elsewhere in this Form 10-Q.  Our Credit Facility allows us to hedge up to 85% of our estimated production from proved reserves for up to 12 months in the future, 80% for 13 to 24 months in the future, 75% for 25 to 36 months in the future, 70% for 37 to 48 months in the future and 65% for our estimated 2017 production.  Based on our production for the three months ended March 31, 2012 and our fixed price swap contracts in place during that period, our income before taxes for the three months ended March 31, 2012 would have decreased by approximately $0.2 million for each $0.10 decrease per MMBtu in natural gas prices and $0.3 million for each $1.00 decline in oil prices.

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

Mark-to-market adjustments of derivative instruments produce earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled.  We expect continued volatility in the fair value of our derivative instruments.  Our cash flow is only impacted when the underlying physical sales transaction takes place in the future and when the associated derivative instrument contract is settled by making or receiving a payment to or from the counterparty.  At March 31, 2012, the estimated fair value of our commodity derivative instruments was a net asset of $993 million comprised of current and noncurrent assets.  At December 31, 2011, the estimated fair value of our commodity derivative instruments was a net asset of $790 million comprised of current and noncurrent assets.

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

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from commodity derivatives contracts ($993 million at March 31, 2012), joint interest receivables ($21 million at March 31, 2012), and the sale of our oil and gas production ($26 million at March 31, 2012).

By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties.  Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk.  To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers.  The creditworthiness of our counterparties is subject to periodic review.  We have economic hedges in place with nine different counterparties, all but one of which is a lender under our Credit Facility.  As of March 31, 2012, derivative positions with JP Morgan,

BNP Paribas, Credit Suisse, Wells Fargo, Barclays, Dominion Field Services, KeyBank, Union Bank, Deutsche Bank, and Credit Agricole accounted for approximately 21%, 22%, 23%, 15%, 10%, 2%, 1%, 1%, 1%, and 4%, respectively, of the net fair value of our commodity derivative assets position.  The Company has exposure to credit risk to the extent the counterparty is unable to satisfy its settlement obligation. The fair value of our commodity derivative contracts of approximately $993 million at March 31, 2012 includes the following values by bank counterparty: JP Morgan - $210 million; BNP Paribas - $215 million; Credit Suisse - $229 million; Wells Fargo - $151 million; Barclays - $99 million; Credit Agricole - $52 million; KeyBank - $8 million; Deutsche Bank - $8 million; and Union Bank - $4 million.  Additionally, contracts with Dominion Field Services account for $17 million of the fair value. The credit ratings of certain of these banks were downgraded in 2011 because of the sovereign debt crisis in Europe.  The estimated fair value of our commodity derivative assets has been risk adjusted using a discount rate based upon the respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) at March 31, 2012 for each of the European and American banks.  We believe that all of these institutions currently are acceptable credit risks.  Other than as provided by the Credit Facility, we are not required to provide credit support or collateral to any of our counterparties under our contracts, nor are they required to provide credit support to us.  As of March 31, 2012, we have no past due receivables from or payables to any of our counterparties.

Joint interest receivables arise from billing entities that own partial interests in the wells we operate.  These entities participate in our wells primarily based on their ownership in leases on which we wish to drill.  We can do very little to choose who participates in our wells.

We are also subject to credit risk due to concentration of our receivables from several significant customers for sales of natural gas, NGLs, and oil.  We do not require our customers to post collateral.  The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Interest Rate Risks

Our primary exposure to interest rate risk results from outstanding borrowings under our Credit Facility, which has a floating interest rate.  The average annual interest rate incurred on this indebtedness for the three months ended March 31, 2012, was approximately 2.4%.  A 1.0% increase in each of the average LIBOR rate and federal funds rate for the three months ended March 31, 2012 would have resulted in an estimated $0.9 million increase in interest expense for the three months ended March 31, 2012.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are subject to certain risks and hazards due to the nature of the business activities we conduct.  For a discussion of these risks, see “Item 1A.  Risk Factors” in our 2011 Form 10-K.  The risks described in our 2011 Form 10-K could materially and adversely affect our business, financial condition, cash flows, and results of operations.  There have been no material changes to the risks described in our 2011 Form 10-K.  We may experience additional risks and uncertainties not currently known to us; or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows and results of operations.

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

ANTERO RESOURCES LLC

Date: May 14, 2012	By:	/s/ GLEN C. WARREN, JR.
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

10.1

Fourth Amendment to Fourth Amended And Restated Credit Agreement, dated as of May 4, 2012, among Antero Resources Corporation, Antero Resources Piceance Corporation, Antero Resources Pipeline Corporation and Antero Resources Appalachian Corporation, as Borrowers, certain subsidiaries of Borrowers, as Guarantors, the Lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K (Commission File No. 333-164876-06) filed on May 7, 2012).

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

101*

The following financial information from this Form 10-Q of Antero Resources LLC for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.