Form 10-Q
period 2012-06-30
Antero Resources LLC
filed 2012-08-10
CIK 1476655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Should one or more of the risks or uncertainties described in our 2011 Form 10-K or in our subsequent filings occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANTERO RESOURCES LLC

Condensed Consolidated Balance Sheets

December 31, 2011 and June 30, 2012

(Unaudited)

(In thousands)

	2011	2012
Assets
Current assets:
Cash and cash equivalents	$3,343	5,575
Accounts receivable — trade, net of allowance for doubtful accounts of $182 and $10 in 2011 and 2012, respectively	25,117	36,720
Notes receivable — short-term portion	7,000	8,333
Accrued revenue	35,986	17,451
Derivative instruments	248,550	220,361
Other	13,646	13,911
Total current assets	333,642	302,351
Property and equipment:
Natural gas properties, at cost (successful efforts method):
Unproved properties	834,255	984,105
Producing properties	2,497,306	1,925,216
Gathering systems and facilities	142,241	113,270
Other property and equipment	8,314	9,615
	3,482,116	3,032,206
Less accumulated depletion, depreciation, and amortization	(601,702)	(353,406)
Property and equipment, net	2,880,414	2,678,800
Derivative instruments	541,423	575,255
Notes receivable — long-term portion	5,111	3,333
Other assets, net	28,210	26,343
Total assets	$3,788,800	3,586,082
Liabilities and Equity
Current liabilities:
Accounts payable	$107,027	132,998
Accrued liabilities	35,011	46,298
Revenue distributions payable	34,768	32,953
Advances from joint interest owners	2,944	2,239
Current income tax liability	—	10,300
Deferred income tax liability	75,308	86,978
Total current liabilities	255,058	311,766
Long-term liabilities:
Long-term debt	1,317,330	1,042,172
Deferred income tax liability	245,327	412,053
Other long-term liabilities	12,279	11,641
Total liabilities	1,829,994	1,777,632
Equity:
Members’ equity	1,460,947	1,460,947
Accumulated earnings	497,859	347,503
Total equity	1,958,806	1,808,450
Total liabilities and equity	$3,788,800	3,586,082

See accompanying notes to consolidated financial statements.

ANTERO RESOURCES LLC

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three months ended June 30, 2011 and 2012

(Unaudited)

(In thousands)

	2011	2012
Revenue:
Natural gas sales	$60,138	52,531
Natural gas liquids sales	4,983	6,057
Oil sales	2,297	6,072
Realized and unrealized gain (loss) on commodity derivative instruments (including unrealized gains (losses) of $89,621 and $(69,576) in 2011 and 2012, respectively)	101,881	(3,703)
Total revenue	169,299	60,957
Operating expenses:
Lease operating expenses	6,160	5,761
Gathering, compression and transportation	12,256	27,256
Production taxes	3,967	4,403
Exploration expenses	2,077	3,031
Impairment of unproved properties	131	1,538
Depletion, depreciation and amortization	21,580	36,306
Accretion of asset retirement obligations	84	108
General and administrative	8,207	10,473
Loss on sale of assets	8,700	—
Total operating expenses	63,162	88,876
Operating income (loss)	106,137	(27,919)
Interest expense	(15,606)	(24,223)
Income (loss) from continuing operations before income taxes and discontinued operations	90,531	(52,142)
Income tax (expense) benefit	(33,785)	16,159
Income (loss) from continuing operations	56,746	(35,983)
Discontinued operations:
Income (loss) from results of operations and sale of discontinued operations	17,877	(442,104)
Net income (loss) and comprehensive income (loss) attributable to Antero equity owners	$74,623	(478,087)

See accompanying notes to consolidated financial statements.

ANTERO RESOURCES LLC

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Six months ended June 30, 2011 and 2012

(Unaudited)

(In thousands)

	2011	2012
Revenue:
Natural gas sales	$96,961	107,281
Natural gas liquids sales	8,338	15,245
Oil sales	4,449	13,325
Realized and unrealized gain on commodity derivative instruments (including unrealized gains of $26,953 and $124,887 in 2011 and 2012, respectively)	58,688	253,796
Gain on sale of gathering system	—	291,305
Total revenue	168,436	680,952
Operating expenses:
Lease operating expenses	11,400	12,180
Gathering, compression and transportation	21,892	45,912
Production taxes	6,668	9,794
Exploration expenses	4,934	4,899
Impairment of unproved properties	2,176	2,165
Depletion, depreciation and amortization	38,748	65,678
Accretion of asset retirement obligations	156	209
General and administrative	14,568	19,646
Loss on sale of assets	8,700	—
Total operating expenses	109,242	160,483
Operating income	59,194	520,469
Other expense:
Interest expense	(30,660)	(48,593)
Realized and unrealized losses on interest derivative instruments, net (including unrealized gains of $4,212 in 2011)	(94)	—
Total other expense	(30,754)	(48,593)
Income from continuing operations before income taxes and discontinued operations	28,440	471,876
Income tax expense	(25,363)	(196,696)
Income from continuing operations	3,077	275,180
Discontinued operations:
Income (loss) from results of operations and sale of discontinued operations	12,611	(425,536)
Net income (loss) and comprehensive income (loss) attributable to Antero equity owners	$15,688	(150,356)

See accompanying notes to consolidated financial statements.

ANTERO RESOURCES LLC

Condensed Consolidated Statements of Cash Flows

Six months ended June 30, 2011 and 2012

(Unaudited)

(In thousands)

	2011	2012
Cash flows from operating activities:
Net income (loss)	$15,688	(150,356)
Adjustment to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, and amortization	38,904	65,887
Impairment of unproved properties	2,176	2,165
Unrealized gains on derivative instruments, net	(31,165)	(124,887)
Loss on sale of discontinued operations	—	427,232
Loss (gain) on sale of assets	8,700	(291,305)
Depletion, depreciation, amortization and impairment of unproved properties — discontinued operations	34,873	36,365
Unrealized losses on derivative instruments, net — discontinued operations	6,404	11,025
Deferred taxes	25,363	178,396
Other	4,509	2,422
Changes in current assets and liabilities:
Accounts receivable	712	(15,791)
Accrued revenue	(11,894)	18,535
Other current assets	(2,745)	(3,162)
Accounts payable	(252)	(17,058)
Accrued liabilities	6,701	11,298
Revenue distributions payable	11,442	575
Advances from joint interest owners	2,487	(657)
Current income taxes payable	—	10,300
Net cash provided by operating activities	111,903	160,984
Cash flows from investing activities:
Additions to proved properties	—	(4,451)
Additions to unproved properties	(45,960)	(263,737)
Drilling costs	(229,122)	(377,199)
Additions to gathering systems and facilities	(49,953)	(47,982)
Additions to other property and equipment	(799)	(1,300)
Proceeds from asset sales	15,379	811,253
Changes in other assets	(2,635)	(257)
Net cash provided by (used in) investing activities	(313,090)	116,327
Cash flows from financing activities:
Borrowings (repayments) on bank credit facility, net	225,000	(275,000)
Distribution to members	(28,858)	—
Other	—	(79)
Net cash provided by (used in) financing activities	196,142	(275,079)
Net increase (decrease) in cash and cash equivalents	(5,045)	2,232
Cash and cash equivalents, beginning of period	8,988	3,343
Cash and cash equivalents, end of period	$3,943	5,575
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$(29,150)	(45,064)
Supplemental disclosure of noncash investing activities:
Changes in accounts payable for additions to properties, gathering systems and facilities	$3,654	31,593

See accompanying notes to consolidated financial statements.

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2011 and June 30, 2012

(1)       Business and Organization

Antero Resources LLC, a limited liability company, and its consolidated operating subsidiaries (collectively referred to as the Company, we, or us) are engaged in the exploration for and the production of natural gas and oil onshore in the United States in unconventional reservoirs, which can generally be characterized as fractured shales and tight sand formations. Our properties are primarily located in the Appalachian Basin in West Virginia and Pennsylvania and the Piceance Basin in Colorado. We also have certain midstream gathering and pipeline operations which are ancillary to our interests in producing properties in these basins. Our corporate headquarters are in Denver, Colorado.

Our consolidated financial statements as of June 30, 2012 include the accounts of Antero Resources LLC, and its directly and indirectly owned subsidiaries. The subsidiaries include Antero Resources Corporation (Antero Arkoma), Antero Resources Piceance Corporation (Antero Piceance), Antero Resources Pipeline Corporation (Antero Pipeline), Antero Resources Appalachian Corporation and its subsidiary, Antero Resources Bluestone LLC (Antero Appalachian), and Antero Resources Finance Corporation (Antero Finance) (collectively referred to as the Antero Entities).

(2)       Basis of Presentation and Significant Accounting Policies

(a)       Basis of Presentation

These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) applicable to interim financial information and should be read in conjunction with the December 31, 2011 consolidated financial statements and notes thereto for a more complete understanding of the Company’s operations, financial position, and accounting policies. The December 31, 2011 consolidated financial statements have been filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of June 30, 2012, the results of its operations for the three and six months ended June 30, 2011 and 2012, and its cash flows for the six months ended June 30, 2011 and 2012. We have no items of other comprehensive income or loss; therefore, our net income (loss) is identical to our comprehensive income (loss). All significant intercompany accounts and transactions have been eliminated. Operating results for the period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas and oil, natural production declines, the uncertainty of exploration and development drilling results, and other factors.

The Company’s exploration and production activities are accounted for under the successful efforts method. As of the date these financial statements were filed with the Securities and Exchange

(Continued)

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2011 and June 30, 2012

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

(e)        Derivative Financial Instruments

In order to manage its exposure to oil and gas price volatility, the Company enters into derivative transactions from time to time, including commodity swap agreements, collar agreements, and other similar agreements relating to natural gas expected to be produced. From time to time, the Company also enters into derivative contracts to mitigate the effects of interest rate fluctuations. To the extent legal right of offset with a counterparty exists, the Company reports derivative assets and liabilities on a net basis. The Company has exposure to credit risk to the extent the counterparty is unable to satisfy its settlement obligation. The aggregate fair value of our commodity derivative contracts of approximately $796 million at June 30, 2012 includes the following values by bank counterparty: BNP Paribas — $204 million; Credit Suisse  — $196 million; Wells Fargo — $126 million; JP Morgan — $110 million; Barclays — $84 million; Credit Agricole — $51 million; Deutsche Bank — $9 million; Union Bank — $3 million; and KeyBank — $1 million. The credit ratings of certain of these banks were downgraded in 2011 because of the sovereign debt crisis in Europe.  Additionally, contracts with Dominion Field Services account for $12 million of the fair value.  The estimated fair value of our commodity derivative assets has been risk adjusted using a discount rate based upon the respective published credit default swap rates (if available, or if not available, a discount rate based

(Continued)

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2011 and June 30, 2012

on the applicable Reuters bond rating) at June 30, 2012 for each of the European and American banks. We believe that all of these institutions currently are acceptable credit risks.

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

(f)        Fair Value Measurements

Authoritative accounting guidance defines fair value, establishes a framework for measuring fair value, and requires disclosures about fair value measurements. This guidance also relates to all nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis (e.g., those measured at fair value in a business combination, the initial recognition of asset retirement obligations, and impairments of proved oil and gas properties, and other long-lived assets). The fair value is the price that the Company estimates would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is used to prioritize input to valuation techniques used to estimate fair value. An asset or liability subject to the fair value requirements is categorized within the hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The highest priority (Level 1) is given to unadjusted quoted market prices in active markets for identical assets or liabilities, and the lowest priority (Level 3) is given to unobservable inputs. Level 2 inputs are data, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Instruments that are valued using Level 2 inputs include nonexchange traded derivatives, such as over-the-counter commodity price swaps, basis swaps, and interest rate swaps. Valuation models used to measure fair value of these instruments consider various Level 2 inputs including (i) quoted forward prices for commodities, (ii) time value, (iii) quoted forward interest rates, (iv) current market prices and contractual prices for the underlying instruments, (v) risk of nonperformance by the Company and the counterparty, and (vi) other relevant economic measures. The Company utilizes its counterparties to assess the reasonableness of its prices and valuation techniques. To the extent a legal right of offset with a counterparty exists, the derivative assets and liabilities are reported on a net basis.

(g)       Income Taxes

Antero Resources LLC and each of its subsidiaries file separate federal and state income tax returns. Antero Resources LLC is a partnership for income tax purposes and therefore is not subject to federal or state income taxes. The tax on the income of Antero Resources LLC is borne by the individual members through the allocation of taxable income.

The Company and its subsidiaries have combined net operating loss carryforwards (NOLs) as of December 31, 2011 of approximately $937 million. The Company’s deferred tax assets relate primarily to NOLs and its deferred tax liabilities relate primarily to oil and gas properties and unrealized gains on derivative instruments. In assessing the realizability of deferred tax assets, management considers whether some portion or all of the deferred tax assets will be realized based

(Continued)

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2011 and June 30, 2012

on a more likely than not standard of judgment. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to the lack of historical profitable operations and based upon the projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that the Company will not realize the benefits of all of these deductible differences and has recorded valuation allowances in those subsidiaries having net deferred tax assets to the extent deferred tax assets exceed their deferred tax liabilities. The amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The Company’s income tax expense (benefit) differs from the amount that would be computed by applying the U.S. statutory federal income tax rate of 35% to consolidated income for the three month and six month periods ended June 30, 2011 and 2012 primarily because of state income taxes.

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

Impairment of unproved properties during the six months ended June 30, 2011 and 2012 was $3.1 million and $2.6 million, respectively.

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

(3)       Sale of Arkoma Properties — Discontinued Operations

On June 29, 2012 the Company completed its sale of its Arkoma Basin assets and the commodity hedges associated with the Arkoma assets. Proceeds from the sale of $435 million represent the purchase price of $445 million adjusted for expenses of the sale and estimated income, expenses, and capital costs from the effective date of the sale through the closing date of June 29, 2012 (the interim period). The purchase price is subject to further adjustment for a final settlement to be conducted within 180 days from June 29, 2012 for actual income, expenses, and capital costs for the interim period.

(Continued)

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2011 and June 30, 2012

Results of operations and the loss on the sale of the assets are shown as discontinued operations on the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss) and are comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Sales of oil, natural gas, and natural gas liquids	$30,141	15,408	56,782	36,702
Realized gains on commodity derivative instruments	7,060	16,638	16,823	33,681
Unrealized gains (losses) on commodity derivative instruments	8,194	(19,525)	(6,404)	(11,025)
Total revenues	45,395	12,521	67,201	59,358
Lease operating expenses	1,523	2,436	3,584	4,344
Gathering, compression, and transportation	7,551	6,975	15,065	16,267
Production taxes	142	232	569	417
Exploration expenses	227	121	499	269
Impairment of unproved properties	651	—	924	409
Depletion, depreciation, and amortization	17,399	17,600	33,900	35,900
Accretion of asset retirement obligations	25	29	49	56
Loss on sale of assets	—	427,232	—	427,232
Total expenses	27,518	454,625	54,590	484,894
Income (loss) from discontinued operations	$17,877	(442,104)	12,611	(425,536)

(4)       Long-Term Debt

Long-term debt consists of the following at December 31, 2011 and June 30, 2012 (in thousands):

	December 31,	June 30,
	2011	2012
Bank credit facility (a)	$365,000	90,000
9.375% senior notes due 2017 (b)	525,000	525,000
7.25% senior notes due 2019 (c)	400,000	400,000
9.0% senior note (d)	25,000	25,000
Net premium/discount	2,330	2,172
Total	$1,317,330	1,042,172

(Continued)

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2011 and June 30, 2012

(a)       Bank Credit Facility

The Company has a senior secured revolving bank credit facility (the Credit Facility) with a consortium of bank lenders. As amended on May 4, 2012, the maximum amount of the Credit Facility is $2.5 billion. Borrowings under the Credit Facility are subject to borrowing base limitations based on the collateral value of our proved properties and hedge positions and are subject to regular semiannual redeterminations. Because of the reduction in the Company’s proved developed reserves resulting from the sale of the Arkoma Basin properties, as of June 29, 2012 the borrowing base was reduced from $1.55 billion to $1.35 billion.  The Company elected to reduce lender commitments from $950 million to $750 million. The maturity date of the Credit Facility is May 12, 2016.

The Credit Facility is secured by mortgages on substantially all of the Company’s properties and guarantees from the Company’s operating subsidiaries. Interest is payable at a variable rate based on LIBOR or the prime rate based on the Company’s election at the time of borrowing. Commitment fees on the unused portion of the Credit Facility are due quarterly at rates from 0.375% to 0.50% on the unused amounts of the facility. The Credit Facility contains certain covenants, including restrictions on indebtedness and dividends, and requirements with respect to working capital and interest coverage ratios. The Company was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2011 and June 30, 2012.

As of June 30, 2012, the Company had an outstanding balance under the Credit Facility of $90 million, with a weighted average interest rate of 1.75%, and outstanding letters of credit of approximately $40 million. As of December 31, 2011, the Company had an outstanding balance under the Credit Facility of $365 million, with a weighted average interest rate of 2.12%, and outstanding letters of credit of approximately $21 million.

(b)       9.375% Senior Notes

On November 17, 2009, an indirect wholly owned finance subsidiary of Antero Resources LLC, Antero Finance, issued $375 million of 9.375% senior notes due December 1, 2017 (the “2017 notes”) at a discount of $2.6 million. In January 2010, Antero Finance issued an additional $150 million of the same series of 2017 notes at a premium of $6 million. The 2017 notes are unsecured and effectively subordinated to the Company’s Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2017 notes are guaranteed on a full and unconditional basis and joint and severally by Antero Resources LLC, all of its wholly owned subsidiaries (other than Antero Finance), and certain of its future restricted subsidiaries. Interest on 2017 the notes is payable on June 1 and December 1 of each year. Antero Finance may redeem all or part of the 2017 notes at any time on or after December 1, 2013 at redemption prices ranging from 104.688% on or after December 1, 2013 to 100.00% on or after December 1, 2015. In addition, on or before December 1, 2012, Antero Finance may redeem up to 35% of the aggregate principal amount of the 2017 notes with the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 109.375%. At any time prior to December 1, 2013, Antero Finance may also redeem the notes, in whole or in part, at a price equal to 100% of the principal amount of the 2017 notes plus a “make-whole” premium. If Antero Resources LLC undergoes a change of control (as defined in the indenture governing the 2017 notes), Antero Finance may be required to offer to purchase the 2017 notes from the holders. Antero Resources LLC, the stand-alone parent entity, has

(Continued)

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2011 and June 30, 2012

insignificant independent assets and no operations. There are no restrictions on the Company’s ability to obtain cash dividends or other distributions of funds from its subsidiaries, except those imposed by applicable law.

(c)        7.25% Senior Notes

On August 1, 2011, Antero Finance issued $400 million of 7.25% senior notes due August 1, 2019 (the “2019 notes”) at par. The 2019 notes are unsecured and effectively subordinated to the Company’s Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2019 notes rank pari passu with the 2017 notes. The 2019 notes are guaranteed on a senior unsecured basis by Antero Resources LLC, all of its wholly owned subsidiaries (other than Antero Finance), and certain of its future restricted subsidiaries. Interest on the notes is payable on August 1 and February 1 of each year. Antero Finance may redeem all or part of the 2019 notes at any time on or after August 1, 2014 at redemption prices ranging from 105.438% on or after August 1, 2014 to 100.00% on or after August 1, 2017. In addition, on or before August 1, 2014, Antero Finance may redeem up to 35% of the aggregate principal amount of the 2019 notes with the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 107.25% of the principal amount of the 2019 notes, plus accrued interest. At any time prior to August 1, 2014, Antero Finance may redeem the 2019 notes, in whole or in part, at a price equal to 100% of the principal amount of the 2019 notes plus a “make-whole” premium and accrued interest. If a change of control (as defined in the indenture governing the 2019 notes) occurs at any time prior to January 1, 2013, Antero Finance may, at its option, redeem all, but not less than all, of the 2019 notes at a redemption price equal to 110% of the principal amount of the notes, plus accrued interest. If Antero Finance has not exercised its optional redemption rights upon a change of control, the holders of the 2019 notes will have the right to require Antero Finance to repurchase all or a portion of the 2019 notes at a price equal to 101% of the principal amount of the 2019 notes, plus accrued interest.

(d)       9.00% Senior Note

The Company assumed a $25 million unsecured note payable in a business acquisition consummated on December 1, 2010. The note bears interest at 9% and is due December 1, 2013.

(e)        Treasury Management Facility

The Company has a stand-alone revolving note with a lender under the Credit Facility which provides for up to $25.0 million of cash management obligations in order to facilitate the Company’s daily treasury management. Borrowings under the revolving note are secured by the collateral for the Credit Facility. Borrowings under the facility bear interest at the lender’s prime rate plus 1.0%. The note matures on June 1, 2013. There were no borrowings outstanding under this facility at December 31, 2011 or June 30, 2012.

(Continued)

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2011 and June 30, 2012

(5)       Ownership Structure

At December 31, 2011 and June 30, 2012, the outstanding units in Antero Resources LLC are summarized as follows:

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

At December 31, 2011 and June 30, 2012, the Class I units have an aggregate liquidation priority, including the special allocation of 8% per annum, of $1.997 billion and $2.071 billion, respectively.

In February 2011, the Company distributed $28.5 million to its members to cover their tax liabilities resulting from the sale of the Company’s Oklahoma midstream assets during the fourth quarter of 2010.

(6)       Financial Instruments

The carrying values of trade receivables, trade payables, and the Credit Facility at December 31, 2011 and June 30, 2011 approximated market value. The carrying value of the Credit Facility at December 31, 2011 and June 30, 2012 approximated fair value because the variable interest rates are reflective of current market conditions. Based on Level 2 market data, the fair value of the Company’s senior notes was approximately $977 million and $994 million at December 31, 2011 and June 30, 2012, respectively.

(Continued)

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2011 and June 30, 2012

(7)       Asset Retirement Obligations

The following is a reconciliation of the Company’s asset retirement obligations for the six months ended June 30, 2012 (in thousands):

Asset retirement obligations — beginning of period	$6,715
Obligations incurred	545
Accretion expense	265
Sale of Arkoma assets	(1,379)
Asset retirement obligations — end of period	$6,146

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

For the six months ended June 30, 2011 and 2012, the Company was party to natural gas fixed price swaps. When actual commodity prices exceed the fixed price provided by the swap contracts, the Company pays the excess to the counterparty, and when actual commodity prices are below the contractually provided fixed price, the Company receives the difference from the counterparty. The Company’s natural gas swaps have not been designated as hedges for accounting purposes; therefore, all gains and losses were recognized in income currently.

As of June 30, 2012, derivative positions with BNP Paribas, Credit Suisse, Wells Fargo, JP Morgan, Barclays, Credit Agricole, Dominion Field Services, KeyBank, Union Bank, Deutsche Bank, and accounted for approximately 25%, 25%, 16%, 14%, 11%, 6%, 1%, 1%, 1%, and 1%, respectively, of the net fair value of our commodity derivative assets position. The Company has no collateral from any counterparties. All but one of our commodity derivative positions are with institutions that have a position in our Credit Facility and are secured by the collateral pledged on the Credit Facility and cross default provisions between the Credit Facility and the derivative instruments. At June 30, 2012, there were no past due receivables from or payables to any of our counterparties.

(Continued)

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2011 and June 30, 2012

As of June 30, 2012, the Company has entered into fixed price natural gas swaps in order to hedge a portion of its natural gas production from July 1, 2012 through December 31, 2017 as summarized in the following table. Hedge agreements referenced to the CIG and NYMEX-WTI indices are for production in the Piceance Basin. Hedge agreements referenced to the CGTAP, CGLA, and Dominion South indices are for production from the Appalachian Basin.

			Weighted
			average
	Natural gas	Oil	index
	MMbtu/day	Bbls/day	price
Six months ending December 31, 2012:
CIG	55,000	—	$5.47
CGTAP	155,526	—	5.11
Dominion South	52,917	—	5.35
NYMEX-WTI	—	300	90.20
2012 Total	263,443	300
Year ending December 31, 2013:
CIG	60,000	—	$5.54
CGTAP	122,631	—	5.02
Dominion South	191,702	—	4.77
NYMEX-WTI	—	300	90.30
2013 Total	374,333	300

(Continued)

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2011 and June 30, 2012

			Weighted
			average
	Natural gas	Oil	index
	MMbtu/day	Bbls/day	price
Year ending December 31, 2014:
CIG	50,000	—	$5.84
CGTAP	200,000	—	5.16
Dominion South	160,000	—	5.15
CGLA	10,000	—	3.87
2014 Total	420,000	—
Year ending December 31, 2015:
CIG	60,000	—	$5.29
CGTAP	120,000	—	5.01
Dominion South	230,000	—	5.60
CGLA	40,000	—	4.00
2015 Total	450,000	—
Year ending December 31, 2016:
CIG	30,000	—	$4.88
CGTAP	60,000	—	4.91
Dominion South	272,500	—	5.35
CGLA	170,000	—	4.09
2016 Total	532,500	—
Year ending December 31, 2017:
CGLA	340,000	—	$4.25

(b)       Interest Rate Derivatives

Historically, the Company has entered into various floating-to-fixed interest rate swap derivative contracts to manage exposures to changes in interest rates from variable rate obligations. Under the swaps, the Company made payments to the swap counterparty when the variable LIBOR three-month rate fell below the fixed rate or received payments from the swap counterparty when the variable LIBOR three-month rate went above the fixed rate. The Company had no outstanding interest rate swap agreements at December 31, 2011 or June 30, 2012.

(Continued)

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2011 and June 30, 2012

(c)        Summary

The following is a summary of the fair values of the Company’s derivative instruments, which are not designated as hedges for accounting purposes and where such values are recorded in the consolidated balance sheets as of December 31, 2011 and June 30, 2012.

		Fair value
	Balance sheet	December 31,	June 30,
	location	2011	2012
		(In thousands)
Asset derivatives not designated as hedges for accounting purposes:
Commodity contracts	Current assets	$248,550	220,361
Commodity contracts	Long-term assets	541,423	575,255
Total asset derivatives		$789,973	795,616

The following is a summary of realized and unrealized gains (losses) on derivative instruments and where such values are recorded in the consolidated statements of operations for the three months and six months ended June 30, 2011 and 2012:

		Three	Three	Six	Six
	Statement	months	months	months	months
	of	ended	ended	ended	ended
	operations	June 30,	June 30,	June 30,	June 30,
	location	2011	2012	2011	2012
Realized gains on commodity contracts	Revenue	$12,260	65,873	31,735	128,909
Unrealized gains (losses) on commodity contracts	Revenue	89,621	(69,576)	26,953	124,887
Realized gains on commodity contracts	Discontinued operations	7,060	16,638	16,823	33,681
Unrealized gains (losses) on commodity contracts	Discontinued operations	8,194	(19,525)	(6,404)	(11,025)
Total gains (losses) on commodity contracts		117,135	(6,590)	69,107	276,452

(Continued)

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2011 and June 30, 2012

		Three	Three	Six	Six
	Statement	months	months	months	months
	of	ended	ended	ended	ended
	operations	June 30,	June 30,	June 30,	June 30,
	location	2011	2012	2011	2012
Realized losses on interest rate contracts	Other income (expense)	$(2,165)	—	(4,306)	—
Unrealized gains on interest rate contracts	Other income (expense)	2,165	—	4,212	—
Total net losses on interest rate contracts		—	—	(94)	—
Net gains (losses) on derivative contracts		$117,135	(6,590)	69,013	276,452

The following table summarizes the valuation of investments and financial instruments by the fair value hierarchy described in note 1 at June 30, 2012:

Fair value measurements using
Quoted
prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Derivatives asset:
Fixed price commodity swaps	$—	795,616	—	795,616

(Continued)

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2011 and June 30, 2012

(9)       Sale of Appalachian Gathering Assets

On March 26, 2012, the Company closed the previously announced sale of a portion of its Marcellus Shale gathering system assets along with exclusive rights to gather the Company’s gas for a 20-year period within an area of dedication (AOD) to a joint venture owned by Crestwood Midstream Partners and Crestwood Holdings Partners LLC (together Crestwood) for $375 million ( subject to customary purchase price adjustments). The sale included approximately 25 miles of low pressure pipeline systems and gathering rights on 104,000 net acres held by the Company within a 250,000 acre AOD and had an effective date of January 1, 2012. Other third-party producers will also have access to the Crestwood system. During the first seven years of the contract, the Company is committed to deliver minimum volumes into the gathering systems, with certain carryback and carryforward adjustments for overages or deficiencies. The Company can earn up to an additional $40 million of sale proceeds over the next three years if it meets certain volume thresholds. Crestwood is obligated to incur all future capital costs to build out gathering systems and compression facilities within the AOD to connect the Company’s wells as it executes its drilling program and has assumed the various risks and rewards of the system build-out and operations. Because the Company has not retained the substantial risks and rewards of ownership associated with the gathering rights and systems transferred to Crestwood, it has recognized a gain on the sale of the gathering system and gathering rights of approximately $291 million.

(10)     Contingencies

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

Our Company

We are an independent oil and natural gas company engaged in the exploration, development and production of natural gas, NGLs, and oil located onshore in the United States.  We focus on unconventional reservoirs, which can generally be characterized as fractured shales and tight sand formations.  We hold a combination of rich gas and lean gas properties, which are primarily located in the Appalachian Basin in West Virginia, Ohio, and Pennsylvania and the Piceance Basin in Colorado.  Our corporate headquarters are in Denver, Colorado.

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

We have assembled a diversified portfolio of long-lived properties that are characterized by what we believe to be low geologic risk and repeatability.  Our drilling opportunities are focused in the Marcellus Shale and Utica Shale in the Appalachian Basin and the Mesaverde tight sands and the Mancos and Niobrara Shales of the Piceance Basin.  As of June 30, 2012, our drilling inventory consisted of approximately 3,800 potential well locations, both proven and unproven, all of which are unconventional resource opportunities.  For information on the possible limitations on our ability to drill our potential locations, see “Item 1A.  Risk Factors” included in our 2011 Form 10-K.

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

Recent Events and Highlights

Sale of Arkoma Basin Assets

On June 29, 2012, we completed the sale of our exploration and production assets in the Arkoma Basin (along with the associated commodity hedges) to Vanguard Natural Resources, LLC (“Vanguard”).  The assets sold consisted of 66,000 net acres in the Woodford Shale play and 5,300 net acres in the Fayetteville Shale play, located in the Arkoma Basin in Oklahoma and Arkansas, respectively.  Proceeds from the sale were $435 million, representing the purchase price of $445 million, as adjusted for expenses of the sale and estimated income, expenses and capital costs related to the Arkoma Basin properties and associated commodity hedges from the effective date of the sale through June 29, 2012 (the “interim period”).  The purchase price is subject to further adjustment for a final settlement to be conducted within 180 days from June 29, 2012 for actual income,  expenses, and capital costs for the interim period.  We recognized a $427 million noncash loss on the sale of the properties.  Proceeds from the sale were used to reduce outstanding borrowings under our senior secured revolving bank credit facility (the “Credit Facility”).

Results of operations from the Arkoma Basin assets and the loss on the sale are classified as discontinued operations in our June 30, 2012 financial statements.

Reserves, Production, and Financial Results

As of June 30, 3012, our estimated proved reserves were 4.3 Tcfe , consisting of 3.3 Tcf of natural gas, 155 MMBbl of NGLs and 15 MMBbl of oil.  Excluding the decrease associated with the sale of the Arkoma Basin assets, proved reserves decreased by 1% compared to reserves at December 31, 2011.  At June 30, 2012, 76% of our estimated proved reserves by volume were natural gas, 19% were proved developed and 97% were operated by us.

Revenues and production from continuing and discontinued operations for the three and six months ended June 30, 2011 and 2012 is presented in the following table.  Discontinued operations include revenue and production from the Arkoma Basin assets, which were sold on June 29, 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenues from continuing operations:
Oil and gas production	$67,418	64,660	109,748	135,851
Realized commodity derivative gains	12,260	65,873	31,735	128,909
Unrealized commodity derivative gains (losses)	89,621	(69,576)	26,953	124,887
	169,299	60,957	168,436	389,647

Revenues from discontinued operations:
Oil and gas production	30,141	15,408	56,782	36,702
Realized commodity derivative gains	7,060	16,638	16,823	33,681
Unrealized commodity derivative gains (losses)	8,194	(19,525)	(6,404)	(11,025)
	45,395	12,521	67,201	59,358
	$214,694	73,478	235,637	449,005

Production from continuing operations (Bcfe)	14	25	23	46

Production from discontinued operations (Bcfe)	6	7	13	14

Total production (Bcfe)	20	32	36	60

Daily combined production (MMcfe/d)	221	348	197	332

For the six months ended June 30, 2012, we generated cash flow from operations of $161 million, a net loss of $150 million, and EBITDAX of $229 million. The consolidated net loss of $150 million for the six months ended June 30, 2012 included a loss on the sale of the Arkoma Basin assets of $427 million, $114 million of unrealized hedge gains, and a $291 million gain on the sale of Marcellus gathering assets and rights. Income tax expense of $197 million related primarily to unrealized hedge gains and the gain on the sale in Antero Resources Appalachian Corporation.  For the comparable six month period ended June 30, 2011, we generated cash flow from operations of $112 million, net income of $16 million, and EBITDAX of $142 million.  See “—Non-GAAP Financial Measure” for a definition of EBITDAX (a non-GAAP measure) and a reconciliation of EBITDAX to net income.

2012 Capital Budget

For the six months ended June 30, 2012, our capital expenditures were approximately $693 million for drilling, leasehold, and gathering.  Our capital expenditure budget for 2012, as approved by our Board of Directors, is $1.2 billion, which includes $695 million for drilling and completion, $442 million for leasehold acquisitions, and $63 million for construction of gathering pipelines and facilities.  Approximately 93% of the budget is allocated to the Marcellus Shale, 6% is allocated to the Piceance Basin, and 1% to the Arkoma Basin for costs incurred prior to the sale of the assets.  Consistent with our historical practice, we periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, commodity prices and drilling results.

Credit Facility Amendment

As a result of the sale of the Arkoma Basin assets, the borrowing base under the Credit Facility was reduced from $1.55 billion to $1.35 billion.  The Company elected to reduce lender commitments from $950 million to $750 million.  The borrowing base under the Credit Facility is redetermined semiannually and is based on the lenders’ judgment of the volume of our proved oil and gas reserves and the estimated future cash flows from these reserves and our hedge positions.  The next redetermination is scheduled to occur in October 2012.

At June 30, 2012, after the reduction of outstanding borrowings from the proceeds of the Arkoma Basin asset sale, we had $90 million of borrowings and $40 million of letters of credit outstanding under the Credit Facility, which resulted in $620 million of available borrowing capacity.  The Credit Facility matures in May 2016.

Hedge Position

As of June 30, 2012, we had entered into hedging contracts covering a total of approximately 823 Bcfe of our projected natural gas and oil production from July 1, 2012 through December 31, 2017 at a weighted average index price of $4.97 per Mcfe.  For the six months ending December 31, 2012, we have hedged approximately 49 Bcfe of our projected natural gas and oil production at a weighted average index price of $5.33 per Mcfe.

Commodity Prices and Derivative Instruments

Our production revenues from continuing operations are entirely from the continental United States and currently are comprised of approximately 79% natural gas, 11% NGLs, and 10% oil.  Natural gas and oil prices are inherently volatile and are influenced by many factors outside of our control.  To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we use derivative instruments to hedge future sales prices on a significant portion of our natural gas production.  We currently use fixed price natural gas and oil swaps in which we receive a fixed price for future production in exchange for a payment of the variable market price received at the time future production is sold.  At each period end we estimate the fair value of these swaps and recognize an unrealized gain or loss.  We have not elected hedge accounting and, accordingly, the unrealized gains and losses on open positions are reflected currently in earnings.  During the six months ended June 30, 2011 and 2012, we recognized significant unrealized commodity gains or losses on these swaps.  We expect continued volatility in the fair value of these swaps.

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

•                  Impairment of unproved and proved properties.  These costs include unproved property impairment and costs associated with lease expirations.  We could also record impairment charges for proved properties if the carrying value were to exceed estimated future cash flows.  From our inception through June 30, 2012, it has not been necessary to record any impairment for proved properties.

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

•                  Income tax expense.  Each of the operating entities files separate federal and state income tax returns; therefore, our provision for income taxes consists of the sum of our income tax provisions for each of the operating entities.  We are subject to state and federal income taxes but are currently not in a tax paying position for regular federal income taxes, primarily due to the current deductibility of intangible drilling costs (“IDC”).  We do pay some state income or franchise taxes where our IDC deductions do not exceed our taxable income or where state income or franchise taxes are determined on another basis.  Collectively, the operating entities have generated net operating loss carryforwards which expire at various dates from 2024 through 2031.  We have recognized the value of these net operating losses to the extent of our deferred tax liabilities; however, we have not recognized the full value of these net operating losses on our balance sheets because our management team believes it is more likely than not that we will not realize a future benefit equal to the full amount of the loss carryforward over time.  However, the amount of deferred tax assets considered realizable could change in the near term as we generate taxable income or if estimates of future taxable income are reduced or tax laws are changed.  As a result of the sale of a portion of our Appalachian gathering assets in March 2012, we estimate that we will incur a federal alternative minimum tax liability of approximately $18 million for our 2012 tax year.

Results of Operations

Three months ended June 30, 2011 Compared to Three months ended June 30, 2012

The following table sets forth selected operating data for the three months ended June 30, 2011 compared to the three months ended June 30, 2012.  Revenues, expenses and loss on the sale of the Arkoma Basin assets are included in discontinued operations for both periods presented.  Production data excludes Arkoma Basin production.

	Three Months Ended June 31,		Amount of Increase	Percent
	2011	2012	(Decrease)	Change
	(in thousands, except per unit and production data)
Operating revenues:
Natural gas sales	$60,138	52,531	(7,607)	(13)%
NGL sales	4,983	6,057	1,074	22%
Oil sales	2,297	6,072	3,775	164%
Realized commodity derivative gains	12,260	65,873	53,613	437%
Unrealized commodity derivative gains (losses)	89,621	(69,576)	(159,197)	*
Total operating revenues	169,299	60,957	(108,342)	(64)%
Operating expenses:
Lease operating expense	6,160	5,761	(399)	(6)%
Gathering, compression and transportation	12,256	27,256	15,000	122%
Production taxes	3,967	4,403	436	11%
Exploration expenses	2,077	3,031	954	46%
Impairment of unproved properties	131	1,538	1,407	1,074%
Depletion, depreciation and amortization	21,580	36,306	14,726	68%
Accretion of asset retirement obligations	84	108	24	29%
General and administrative	8,207	10,473	2,266	28%
Loss on sale of compressor station	8,700	—	(8,700)	*
Total operating expenses	63,162	88,876	25,714	41%
Operating income (loss)	106,137	(27,919)	(134,056)	*
Interest expense	(15,606)	(24,223)	(8,617)	55%
Income (loss) before income taxes	90,531	(52,142)	(142,673)	*
Income tax benefit (expense)	(33,785)	16,159	49,944	*
Income (loss) from continuing operations	56,746	(35,983)	(92,729)	*
Income (loss) from discontinued operations and sale of discontinued operations	17,877	(442,104)	(459,981)	*
Net income (loss) attributable to Antero members	$74,623	(478,087)	(552,710)	*

EBITDAX (1)	$77,230	106,239	29,009	38%

Production data:
Natural gas (Bcf)	13	23	10	79%
NGLs (MBbl)	93	188	95	199%
Oil (MBbl)	26	78	52	102%
Combined (Bcfe)	14	25	11	82%
Daily combined production (MMcfe/d)	149	271	122	82%
Average prices before effects of hedges(2):
Natural gas (per Mcf)	$4.68	$2.28	$(2.40)	(51)%
NGLs (per Bbl)	$53.67	$32.28	$(21.39)	(40)%
Oil (per Bbl)	$88.08	$78.04	$(10.04)	(11)%
Combined (per Mcfe)	$4.97	$2.62	$(2.35)	(47)%
Average realized prices after effects of hedges(2):
Natural gas (per Mcf)	$5.67	$5.14	$(0.53)	(9)%
NGls (per Bbl)	$53.67	$32.28	$(21.39)	(40)%
Oil (per Bbl)	$74.69	$76.88	$2.19	3%
Combined (per Mcfe)	$5.88	$5.30	$(0.58)	(10)%
Average Costs (per Mcfe):
Lease operating costs	$0.45	$0.23	$(0.22)	(49)%
Gathering, compression and transportation	$0.90	$1.11	$0.21	23%
Production taxes	$0.29	$0.18	$(0.11)	(38)%
Depletion, depreciation, amortization and accretion	$1.59	$1.47	$(0.12)	(8)%
General and administrative	$0.61	$0.43	$(0.18)	(30)%

(1)	See “—Non-GAAP Financial Measure” for a definition of EBITDAX (a non-GAAP measure) and a reconciliation of EBITDAX to net income attributable to Antero members.

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

Natural gas, NGLs, and oil sales.  Revenues from production of natural gas, NGLs, and oil decreased from $67 million for the three months ended June 30, 2011 to $65 million for the three months ended June 30, 2012, a decrease of $2 million, or 4%.  Our production increased by 82% over that same period, from 14 Bcfe for the three months ended June 30, 2011 to 25 Bcfe for the three months ended June 30, 2012, and prices decreased by 47%, before the effect of realized hedge gains.  Increased production volumes would have accounted for an approximately $55 million increase in revenues (calculated as the change in year-to-year volumes times the prior year average price), and commodity price decreases would have accounted for an approximately $57 million decrease in revenues (calculated as the change in year-to-year average price times current year production volumes).  Production increases from our Appalachian Basin properties accounted for 9 Bcfe out of the total 11 Bcfe increase in production from the prior year quarter.

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

For the three months ended June 30, 2011 and 2012, our hedges resulted in realized gains of $12 million and $66 million, respectively.  For the three months ended June 30, 2011 and 2012, our hedges resulted in unrealized gains (losses) of $90 million and $(70) million, respectively.  Derivative asset or liability positions at the end of any accounting period may reverse to the extent natural gas strip prices increase or decrease from their levels at the end of the accounting period or as gains or losses are realized through settlement.

Lease operating expenses.  Lease operating expenses decreased by under $1 million from the three months ended June 30, 2011 compared to the three months ended June 30, 2012.  On a per unit basis, lease operating expenses decreased by 49%, from $0.45 per Mcfe for the three months ended June 30, 2011 to $0.23 for the three months ended June 30, 2012 primarily because per unit lease operating expenses during the early stages of production for the relatively high production rate Marcellus Shale wells are lower than our more mature Piceance Basin.

Gathering, compression and transportation expenses.  Gathering, compression and transportation expense increased from $12 million for the three months ended June 30, 2011 to $27 million for the three months ended June 30, 2012, primarily due to an increase in production volumes and increased costs on firm transportation commitments which we have executed to facilitate future production growth.  On a per unit basis, gathering, compression, and transportation expenses increased by 23% from $0.90 per Mcfe for the three months ended June 30, 2011 to $1.11 per Mcfe for the three months ended June 30, 2012.  Increased costs during the second quarter of 2012 were driven primarily by fees payable for the first time to Crestwood (who purchased our Marcellus gathering assets in March 2012).

Production taxes.  Total production taxes increased by less than $1 million for the three months ended June 30, 2012 compared to the prior year period, primarily as a result of increased production.  On a per unit basis, production taxes decreased from $0.29 to $0.18 per Mcfe.  Production taxes as a percentage of natural gas, NGL, and oil revenues were 6% and 7% for the three months ended June 30, 2011 and 2012, respectively.  Production taxes are primarily based on the wellhead values of production and the applicable rates vary across the areas in which we operate.  As the proportion of our production changes from area to area, our production tax rate will vary depending on the quantities produced from each area and the applicable production tax rates then in effect.

Exploration expense.  Exploration expenses increased from $2 million for the three months ended June 30, 2011 to $3 million for the three months ended June 30, 2012 primarily due to an increase in contract landman costs for unsuccessful efforts related to lease acquisitions.

Impairment of unproved properties.  Impairment of unproved properties increased by approximately $1 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  The increase in impairment charges is due to increased Marcellus expirations.  We charge impairment expense for expired or soon to expire leases when we determine they are impaired through lack of drilling activities or based on other factors, such as remaining lease terms, reservoir performance, commodity price outlooks or future plans to develop the acreage.

DD&A.  DD&A increased from $22 million for the three months ended June 30, 2011 to $36 million for the three months ended June 30, 2012, primarily because of increased production.  DD&A per Mcfe decreased by 8% from $1.59 per Mcfe during the three months ended June 30, 2011 to $1.47 per Mcfe during the three months ended June 30, 2012, primarily as a result of increased reserves in the Marcellus Shale.

We evaluate the impairment of our proved natural gas and oil properties on a field-by-field basis whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable.  If the carrying amount exceeds the estimated undiscounted future cash flows, we reduce the carrying amount of the oil and gas properties to their estimated fair value.  No impairment expenses were recorded for the three months ended June 30, 2011 or 2012 for proved properties.

General and administrative expense.  General and administrative expense increased from $8 million for the three months ended June 30, 2011 to $10 million for the three months ended June 30, 2012, primarily as a result of increased staffing levels and related salary and benefits expenses and increases in legal and other general corporate expenses, all of which resulted from our growth in production levels and development activities.  On a per unit basis, general and administrative expense decreased by 30%, from $0.61 per Mcfe during the three months ended June 30, 2011 to $0.43 per Mcfe during the three months ended June 30, 2012, primarily due to an 82% increase in production.

Interest expense.  Interest expense increased from $16 million for the three months ended June 30, 2011 to $24 million for the three months ended June 30, 2012, due to the issuance of $400 million 7.25% senior notes due 2019 in August 2011 and increased borrowings under the Credit Facility.  Interest expense includes approximately $1 million of non-cash amortization of deferred financing costs for the each of the three months ended June 30, 2011 and 2012.

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

Certain subsidiaries had net deferred tax liabilities at June 30, 2012, resulting from unrealized gains on commodity derivatives and basis differences in assets.  Deferred income tax benefit of $16 million during the three months ended June 30, 2012 is due to the partial reversal of previously recognized gains on commodity derivatives during the quarter as a result of natural gas prices increasing from March 31, 2012 levels.

As a result of the gain on the sale of the Appalachian gathering assets in the first quarter of 2012 and the expected utilization of NOLs in 2012, we estimate that we will have a federal alternative minimum tax liability of approximately $18 million in 2012.

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

Income (loss) from discontinued operations and sale of discontinued operations.  On June 29, 2012, we completed the sale of our exploration and production assets in the Arkoma Basin (along with the associated commodity hedges) to Vanguard.  Results of our Arkoma Basin operations and the loss on the sale of the Arkoma Basin assets are included in discontinued operations for the current and prior year periods.  Income from discontinued operations (before the loss on the sale) decreased from income of $18 million for the three months ended June 30, 2011 to a loss of $15 million for the three months ended June 30, 2012, primarily because of lower natural gas prices and unrealized losses on commodity derivatives in 2012.  In 2012, a loss was recorded on the sale of the Arkoma Basin assets of $427 million for the excess of the net book value in the assets over the proceeds received of $435 million.  Because of the net deferred tax asset position in Antero Resources Corporation, there was no deferred or current tax effect from the sale.

Six months ended June 30, 2011 Compared to Six months ended June 30, 2012

The following table sets forth selected operating data for the six months ended June 30, 2011 compared to the six months ended June 30, 2012.  Revenues, expenses and loss on the sale of the Arkoma Basin assets are included in discontinued operations for both periods presented.  Production data excludes Arkoma Basin production.

	Six Months Ended June 30,		Amount of Increase	Percent
	2011	2012	(Decrease)	Change
	(in thousands, except per unit and production data)
Operating revenues:
Natural gas sales	$96,961	107,281	10,320	11%
NGL sales	8,338	15,245	6,907	83%
Oil sales	4,449	13,325	8,876	200%
Realized commodity derivative gains	31,735	128,909	97,174	306%
Unrealized commodity derivative gains	26,953	124,887	97,934	363%
Gain on sale of assets	—	291,305	291,305	*
Total operating revenues	168,436	680,952	512,516	304%
Operating expenses:
Lease operating expense	11,400	12,180	780	7%
Gathering, compression and transportation	21,892	45,912	24,020	110%
Production taxes	6,668	9,794	3,126	47%
Exploration expenses	4,934	4,899	(35)	(1)%
Impairment of unproved properties	2,176	2,165	(11)	(1)%
Depletion, depreciation and amortization	38,748	65,678	26,930	70%
Accretion of asset retirement obligations	156	209	53	34%
General and administrative	14,568	19,646	5,078	35%
Loss on sale of compressor station	8,700	—	(8,700)	*
Total operating expenses	109,242	160,483	51,241	47%
Operating income	59,194	520,469	461,275	779%
Interest expense and loss on interest rate derivatives	(30,754)	(48,593)	(17,839)	58%
Income (loss) before income taxes	28,440	471,876	443,436	1,559%
Income tax expense	(25,363)	(196,696)	(171,333)	676%
Income from continuing operations	3,077	275,180	272,103	8,843%
Income (loss) from discontinued operations	12,611	(425,536)	(438,147)	*
Net income (loss) attributable to Antero members	$15,688	(150,356)	(166,044)	*

EBITDAX (1)	$141,865	228,579	86,714	61%

Production data:
Natural gas (Bcf)	22	43	21	98%
NGLs (MBbl)	177	415	238	134%
Oil (MBbl)	54	157	103	194%
Combined (Bcfe)	23	46	23	101%
Daily combined production (MMcfe/d)	126	253	127	101%
Average prices before effects of hedges(2):
Natural gas (per Mcf)	$4.51	$2.52	$(1.99)	(44)%
NGLs (per Bbl)	$47.10	$36.75	$(10.35)	(22)%
Oil (per Bbl)	$83.10	$84.73	$1.63	2%
Combined (per Mcfe)	$4.80	$2.95	$(1.85)	(39)%
Average realized prices after effects of hedges(2):
Natural gas (per Mcf)	$6.01	$5.55	$(0.46)	(8)%
NGls (per Bbl)	$47.10	$36.75	$(10.35)	(22)%
Oil (per Bbl)	$73.81	$81.95	$8.14	11%
Combined (per Mcfe)	$6.18	$5.74	$(0.44)	(7)%
Average Costs (per Mcfe):
Lease operating costs	$0.50	$0.26	$(0.24)	(48)%
Gathering, compression and transportation	$0.96	$1.00	$0.04	4%
Production taxes	$0.29	$0.21	$(0.08)	(28)%
Depletion, depreciation amortization and accretion	$1.69	$1.43	$(0.26)	(15)%
General and administrative	$0.64	$0.43	$(0.21)	(33)%

(1)	See “—Non-GAAP Financial Measure” for a definition of EBITDAX (a non-GAAP measure) and a reconciliation of EBITDAX to net income attributable to Antero members.

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

Natural gas, NGLs, and oil sales.  Revenues from production of natural gas, NGLs, and oil increased from $110 million for the six months ended June 30, 2011 to $136 million for the six months ended June 30, 2012, an increase of $26 million, or 24%.  Our production increased by 101% over that same period, from 23 Bcfe for the six months ended June 30, 2011 to 46 Bcfe for the six months ended June 30, 2012, and prices decreased by 39%, before the effect of realized hedge gains.  Increased production volumes would have accounted for an approximately $111 million increase in revenues (calculated as the change in year-to-year volumes times the prior year average price), and commodity price decreases would have accounted for an approximately $85 million decrease in revenues (calculated as the change in year-to-year average price times current year production volumes).  Production increases from our Appalachian Basin properties accounted for 19 Bcfe out of the total 23 Bcfe increase in production from the prior year quarter.

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

For the six months ended June 30, 2011 and 2012, our hedges resulted in realized gains of $32 million and $129 million, respectively.  For the six months ended June 30, 2011 and 2012, our hedges resulted in unrealized gains of $27 million and $125 million, respectively.  Derivative asset or liability positions at the end of any accounting period may reverse to the extent natural gas strip prices increase or decrease from their levels at the end of the accounting period or as gains or losses are realized through settlement.

Lease operating expenses.  Lease operating expenses increased by less than $1 million from the six months ended June 30, 2011 compared to the six months ended June 30, 2012.  On a per unit basis, lease operating expenses decreased by 48%, from $0.50 per Mcfe for the six months ended June 30, 2011 to $0.26 per Mcfe for the six months ended June 30, 2012 primarily because per unit lease operating expenses during the early stages of production for the relatively high production rate Marcellus Shale wells are lower than our more mature Piceance Basin.

Gathering, compression and transportation expenses.  Gathering, compression and transportation expense increased from $22 million for the six months ended June 30, 2011 to $46 million for the six months ended June 30, 2012, primarily due to an increase in production volumes and increased costs on firm transportation commitments.  On a per unit basis, gathering, compression, and transportation expenses increased by 4% from $0.96 per Mcfe for the six months ended June 30, 2011 to $1.00 per Mcfe for the six months ended June 30, 2012.  We incurred increased costs during the second quarter of 2012 driven primarily by fees payable for the first time to Crestwood (who purchased our Marcellus gathering assets in March 2012).

Production taxes.  Total production taxes increased by $3 million for the six months ended June 30, 2012 compared to the prior year period, primarily as a result of increased production.  On a per unit basis, production taxes decreased from $0.29 to $$0.21 per Mcfe.  Production taxes as a percentage of natural gas, NGL, and oil revenues were 6% and 7% for the six months ended June 30, 2011 and 2012, respectively.  Production taxes are primarily based on the wellhead values of production and the applicable rates vary across the areas in which we operate.  As the proportion of our production changes from area to area, our production tax rate will vary depending on the quantities produced from each area and the applicable production tax rates then in effect.

Exploration expense.  Exploration expense was $5 million for both the six months ended June 30, 2011 and the six months ended June 30, 2012.

Impairment of unproved properties.  Impairment of unproved properties was approximately $2 million for both the six months ended June 30, 2011 and the six months ended June 30, 2012.   We charge impairment expense for expired or soon to expire leases when we determine they are impaired through lack of drilling activities or based on other factors, such as remaining lease terms, reservoir performance, commodity price outlooks or future plans to develop the acreage.

DD&A.  DD&A increased from $39 million for six months ended June 30, 2011 to $66 million for the six months ended June 30, 2012, primarily because of increased production.  DD&A per Mcfe decreased by 15% from $1.69 per Mcfe during the six months ended June 30, 2011 to $1.43 per Mcfe during the six months ended June 30, 2012, primarily as a result of increased reserves.

We evaluate the impairment of our proved natural gas and oil properties on a field-by-field basis whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable.  If the carrying amount exceeds the estimated undiscounted future cash flows, we reduce the carrying amount of the oil and gas properties to their estimated fair value.  No impairment expenses were recorded for the six months ended June 30, 2011 or 2012 for proved properties.

General and administrative expense.  General and administrative expense increased from $15 million for the six months ended June 30, 2011 to $20 million for the six months ended June 30, 2012, primarily as a result of increased staffing levels and related salary and benefits expenses and increases in legal and other general corporate expenses, all of which resulted from our growth in production levels and development activities.  On a per unit basis, general and administrative expense decreased by 33%, from $0.64 per Mcfe during the six months ended June 30, 2011 to $0.43 per Mcfe during the six months ended June 30, 2012, primarily due to a 101% increase in production.

Interest expense and realized and unrealized gains and losses on interest rate derivatives.  Interest expense increased from $31 million for the six months ended June 30, 2011 to $49 million for the six months ended June 30, 2012, due to the issuance of $400 million 7.25% senior notes due 2019 in August 2011 and increased borrowings under the Credit Facility.  Interest expense includes approximately $2 million of non-cash amortization of deferred financing costs for the each of the six months ended June 30, 2011 and 2012.

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

Certain subsidiaries had net deferred tax liabilities at June 30, 2012, resulting from unrealized gains on commodity derivatives and basis differences in assets.  Deferred income tax expense of $197 million during the six months ended June 30, 2012 is due to the unrealized gains on commodity derivatives during the six months as a result of natural gas prices decreasing from December 31, 2012 levels and decreases in prices from swap price levels on new contracts entered into in 2012.

As a result of the gain on the sale of the Appalachian gathering assets in the first quarter of 2012 and the expected utilization of NOLs in 2012, we estimate that we will have a federal alternative minimum tax liability of approximately $18 million in fiscal 2012.

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

Income (loss) from discontinued operations and sale of discontinued operations.  On June 29, 2012, we completed the sale of our exploration and production assets in the Arkoma Basin (along with the associated commodity hedges) to Vanguard.  Results of our Arkoma Basin operations and the loss on the sale of the Arkoma Basin assets are included in discontinued operations for the current and prior year periods.  Income from discontinued operations (before the loss on the sale) decreased from $13 million for the six months ended June 30, 2011 to $2 million for the six months ended June 30, 2012, primarily because of lower natural gas prices and unrealized losses on commodity derivatives.  In 2012, a loss was recorded on the sale of the Arkoma Basin assets of $427 million for the excess of the net book value in the assets over the proceeds received of $435 million.  Because of the net deferred tax asset position in Antero Resources Corporation, there was no current or deferred tax effect from the sale.

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

The following table summarizes our cash flows for the six months ended June 30, 2011 and 2012:

	Six Months Ended June 30,
	2011	2012
	(in thousands)
Net cash provided by operating activities	$111,903	160,984
Net cash provided by (used in) investing activities	(313,090)	116,327
Net cash provided by (used in) financing activities	196,142	(275,079)
Net increase (decrease) in cash and cash equivalents	$(5,045)	2,232

Cash Flow Provided by Operating Activities

Net cash provided by operating activities was $112 million and $161 million for the six months ended June 30, 2011 and 2012, respectively.  The increase in cash flow from operations from the six months ended June 30, 2011 to the six months ended June 30, 2012 was primarily the result of increased production volumes and revenues (including derivative settlements), net of the increase in cash operating costs, interest expense, and changes in working capital levels.

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

Cash Flow From (Used in) Investing Activities

During the six months ended June 30, 2012, we had positive cash flows from investing activities of $116 million as a result of proceeds realized from the sale of the Arkoma Basin assets and the Marcellus gathering systems and rights totaling $811 million, partially offset by $695 million in land acquisitions, drilling and development, and gathering systems.  During the six months ended June 30, 2011, we used cash flow in investing activities of $313 million for land, drilling, and gathering systems.

Our capital expenditure budget for 2012, as approved by our Board of Directors, is $1.2 billion.  The amount, timing and allocation of capital expenditures is largely discretionary and within our control.  If natural gas and oil prices decline to levels below our acceptable levels or costs increase to levels above our acceptable levels, we could choose to defer a significant portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow.  We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flow and other factors both within and outside our control.

Cash Flow Provided by (Used in) Financing Activities

Net cash used in financing activities of $275 million during the six months ended June 30, 2012 resulted from net paydowns on the Credit Facility with proceeds from asset sales, net of borrowings for drilling and acquisition activity.  Net cash provided by financing activities during the six months ended June 30, 2011 of $196 million was the result of net borrowings under the Credit Facility of $225 million and $29 million of distributions to members.  The distribution to members was required by our limited liability company operating agreement to cover income taxes owed by the members as a result of the gain realized on the sale of the Arkoma midstream assets in the fourth quarter of 2010.

Credit Facility.  As amended on May 4, 2012, our Credit Facility provides for a maximum amount of $2.5 billion.  As a result of the sale of the Arkoma Basin assets, on June 29, 2012 the borrowing base was reduced from $1.55 billion to $1.35 billion.  The Company elected to reduce lender commitments from $950 million to $750 million. The borrowing base is redetermined semiannually, based on the lenders’ determination of the amount of our proved oil and gas reserves and estimated cash flows from those reserves and our hedge positions.  The next redetermination is scheduled to occur in October 2012.  As of December 31, 2011 and June 30, 2012, borrowings and letters of credit outstanding under our Credit Facility totaled $386 million and $130 million, respectively, and had a weighted average interest rate of 2.12% and 1.8%, respectively.  At June 30, 2012, we had $620 million of available borrowing capacity based on $750 million of lender commitments at that date.  The Credit Facility matures in May 2016.

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

We were in compliance with covenants and ratios under our Credit Facility as of December 31, 2011 and as of June 30, 2012.

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

The senior notes indentures contain restrictive covenants and a minimum interest coverage ratio requirement of 2.25:1.  We were in compliance with such covenants and the coverage ratio requirement as of December 31, 2011 and June 30, 2012.

Treasury Management Facility.  The Company executed a stand-alone revolving note with a lender under the Credit Facility which provides for up to $25 million of cash management obligations in order to facilitate the Company’s daily treasury management.  Borrowings under the revolving note are secured by the collateral for the Credit Facility.  Borrowings under the facility bear interest at the lender’s prime rate plus 1.0%.  The note matures on June 1, 2013.  At December 31, 2011 and June 30, 2012 there were no outstanding borrowings under this facility.

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

The following table represents a reconciliation of our net income (loss) to EBITDAX:

	Year Ended December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2011	2012	2011	2012

Net income (loss) attributable to Antero members	$392,678	74,623	(478,087)	15,688	(150,356)
Unrealized losses (gains) on derivative contracts	(559,596)	(97,814)	89,101	(20,549)	(113,862)
Loss (gain) on sale of assets	8,700	8,700	427,232	8,700	135,927
Interest expense and other	74,498	15,606	24,223	30,754	48,593
Provision (benefit) for income taxes	230,452	33,785	(16,159)	25,363	196,696
Depreciation, depletion, amortization and accretion	170,956	39,088	54,044	72,853	101,844
Impairment of unproved properties	11,051	782	1,538	3,100	2,574
Exploration expense	9,876	2,304	3,151	5,433	5,167
Other	2,206	156	1,196	523	1,996
EBITDAX	$340,821	77,230	106,239	141,865	228,579

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

New Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended June 30, 2012 that had a material effect on the Company’s financial reporting.

Off-Balance Sheet Arrangements

Currently, we do not have any off-balance sheet arrangements other than operating leases.  See “—Contractual Obligations” for commitments under operating leases, drilling rig and frac service agreements, firm transportation, and gas processing and compression service agreements.

Contractual Obligations

A summary of our contractual obligations as of June 30, 2012 is provided in the following table.

	Year
(in millions)	1	2	3	4	5	Thereafter	Total

Credit Facility(1)	$—	—	—	90.0	—	—	90.0
Senior notes—principal(2)	—	25.0	—	—	—	925.0	950.0
Senior notes—interest(2)	80.4	79.3	78.2	78.2	78.2	97.1	491.4
Drilling rig and frac service commitments(3)	120.4	69.9	31.3	—	—	—	221.6
Firm transportation (4)	43.4	76.9	114.3	122.8	121.5	912.9	1,391.8
Gas processing, gathering, and compression service (5)	51.1	65.4	74.9	81.1	82.5	359.2	714.2
Office and equipment leases	1.1	0.9	0.8	0.8	0.4	—	4.0
Asset retirement obligations(6)	—	—	—	—	—	6.1	6.1
Total	$296.4	317.4	299.5	372.9	282.6	2,300.3	3,869.1

(1)

Includes outstanding principal amount at June 30, 2012. This table does not include future commitment fees, interest expense or other fees on the Credit Facility because they are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged.

(2)	Includes the 9.375% senior notes due 2017, the 7.25% senior notes due 2019, and a $25.0 million senior note due 2013.

(3)

At June 30, 2012, we had contracts for the services of 10 rigs which expire at various dates from December 2013 through July 2015. We also had two frac services contracts which expire in 2013 and 2014. The values in the table represent the gross amounts that we are committed to pay; however, we will record in our financial statements our proportionate share of costs based on our working interest.

(4)

We have entered into firm transportation agreements with various pipelines in order to facilitate the delivery of production to market. The contracts expire at various dates from 2020 to 2028. Yearly commitments after year 5 and through 2028 range in amount from $44 million to $117 million. These contracts commit us to transport minimum daily natural gas or NGL volumes at a negotiated rate, or pay for any deficiencies at a specified reservation fee rate. The amounts in this table represent our minimum daily volumes at the reservation fee rate. The values in the table represent the gross amounts that we are committed to pay; however, we will record in our financial statements our proportionate share of costs based on our working interest.

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

To mitigate some of the potential negative impact on our cash flow caused by changes in natural gas prices, we have entered into financial commodity swap contracts to receive fixed prices for a portion of our natural gas and oil production when management believes that favorable future prices can be secured.  We typically hedge a fixed price for natural gas at our sales points (New York

Mercantile Exchange (“NYMEX”) less basis) to mitigate the risk of differentials to the Colorado Interstate Gas (CIG) Hub, Columbia Gas Transmission (CGTAP), Columbia Gas Louisiana (CGLA), and Dominion South indices.

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

At December 31, 2011 and June 30, 2012, we had in place natural gas and oil swaps covering portions of our projected production from 2012 through 2017.  Our hedge position as of June 30, 2012 is summarized in note 8 to our consolidated financial statements included elsewhere in this Form 10-Q.  Our Credit Facility allows us to hedge up to 85% of our estimated production from proved reserves for up to 12 months in the future, 80% for 13 to 24 months in the future, 75% for 25 to 36 months in the future, 70% for 37 to 48 months in the future and 65% for our estimated 2017 production.  Based on our production for the six months ended June 30, 2012 and our fixed price swap contracts in place during that period, our income from continuing operations before taxes for the six months ended June 30, 2012 would have decreased by approximately $0.2 million for each $0.10 decrease per MMBtu in natural gas prices and $0.1 million for each $1.00 decline in oil prices.

All derivative instruments, other than those that meet the normal purchase and normal sales exception as mentioned above, are recorded at fair market value in accordance with United States GAAP and are included in the consolidated balance sheets as assets or liabilities.  Fair values are adjusted for non-performance risk.  Because we do not designate these hedges as accounting hedges, we do not receive accounting hedge treatment and all mark-to-market gains or losses as well as realized gains or losses on the derivative instruments are recognized in our results of operations.  We present realized and unrealized gains or losses on commodity derivatives in our operating revenues as “Realized and unrealized gains (losses) on commodity derivative instruments.”  Our derivatives are not held for trading purposes.

Mark-to-market adjustments of derivative instruments produce earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled.  We expect continued volatility in the fair value of our derivative instruments.  Our cash flow is only impacted when the underlying physical sales transaction takes place in the future and when the associated derivative instrument contract is settled by making or receiving a payment to or from the counterparty.  At June 30, 2012, the estimated fair value of our commodity derivative instruments was a net asset of $796 million comprised of current and noncurrent assets.  At December 31, 2011, the estimated fair value of our commodity derivative instruments was a net asset of $993 million comprised of current and noncurrent assets.

By removing price volatility from a portion of our expected natural gas production through December 2017, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flow for those periods.  While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from commodity derivatives contracts ($796 million at June 30, 2012), joint interest receivables ($19 million at June 30, 2012), and the sale of our oil and gas production ($17 million at June 30, 2012).

By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties.  Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk.  To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers.  The creditworthiness of our counterparties is subject to periodic review.  We have economic hedges in place with ten different counterparties, all but one of which is a lender under our Credit Facility.  As of June 30, 2012, derivative positions with BNP Paribas, Credit Suisse, Wells Fargo, JP Morgan, Barclays, Credit Agricole, Dominion Field Services, Union Bank, Deutsche Bank, and KeyBank accounted for approximately 25%, 24%, 16%, 14%, 11%, 6%, 1%, 1%, 1%, and 1%, respectively, of the net fair value of our commodity derivative assets position.  The Company has exposure to credit risk to the extent the counterparty is unable to satisfy its settlement obligation. The fair value of our commodity derivative contracts of approximately $796 million at June 30, 2012 includes the following values by bank counterparty: BNP Paribas - $204 million; Credit Suisse - $196 million; Wells Fargo - $126 million; JP Morgan - $110 million; Barclays - $84 million; Credit Agricole - $51 million; Deutsche Bank - $9 million; Union Bank — $3 million; and KeyBank - $1 million.  Additionally, contracts with Dominion Field Services account for $12 million of the fair value. The credit ratings of certain of these banks were downgraded in 2011 because of the sovereign debt crisis in Europe.  The estimated fair value of our commodity derivative assets has been risk adjusted using a discount rate based upon the respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) at June 30, 2012 for each of the European and American banks.  We believe that all of these institutions currently are acceptable credit risks.  Other than as provided by the Credit Facility, we are not required to provide credit support or collateral to any of our counterparties under our contracts, nor are they required to provide credit support to us.  As of June 30, 2012, we have no past due receivables from or payables to any of our counterparties.

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

Interest Rate Risks

Our primary exposure to interest rate risk results from outstanding borrowings under our Credit Facility, which has a floating interest rate.  The average annual interest rate incurred on this indebtedness for the six months ended June 30, 2012 was approximately 2.2%.  A 1.0% increase in each of the average LIBOR rate and federal funds rate for the six months ended June 30, 2012 would have resulted in an estimated $1.6 million increase in interest expense for the six months ended June 30, 2012.

Item 4.            Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ANTERO RESOURCES LLC

Date: August 10, 2012	By:	/s/ GLEN C. WARREN, JR.
Glen C. Warren, Jr.
President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

2.1

Purchase and Sale Agreement, dated June 1, 2012, between Antero Resources Corporation and Vanguard Permian, LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (Commission File No. 333-164876-06) filed on July 5, 2012).

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

10.1

Letter Agreement dated June 29, 2012 by and among Antero Resources Corporation, Antero Resources Piceance Corporation, Antero Resources Pipeline Corporation and Antero Resources Appalachian Corporation JP Morgan Chase Bank, N.A., as Administrative Agent for the lenders, to reduce the borrowing base and lender commitments under the Fourth Amended and Restated Credit Agreement dated as of November 4, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 333-164876-06) filed on July 5, 2012).

10.2

Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated as of May 4, 2012, among Antero Resources Corporation, Antero Resources Piceance Corporation, Antero Resources Pipeline Corporation and Antero Resources Appalachian Corporation, as Borrowers, certain subsidiaries of Borrowers as Guarantors, the Lenders party thereto and J.P. Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 333-164876-06) filed on May 7, 2012).

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

101*

The following financial information from this Form 10-Q of Antero Resources LLC for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.