Form 10-Q
period 2013-03-31
Antero Resources LLC
filed 2013-05-13
CIK 1476655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 333-164876-06

ANTERO RESOURCES LLC

(Exact name of registrant as specified in its charter)

Delaware	90-0522242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1625 17th Street Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(303) 357-7310

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes  ☒ No

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this report includes “forward-looking statements.” All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements.  When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.  These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.  When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A.  Risk Factors” included in this Quarterly Report on Form 10-Q.  These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

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

•                  marketing of natural gas, NGLs and oil;

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering, and sale of natural gas, NGLs, and oil.  These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating natural gas, NGLs, and oil reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described under the heading “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) on file with the Securities and Exchange Commission (Commission File No. 333-164876-06) and in “Item 1A. Risk Factors” of this Form 10-Q.

(i)

Reserve engineering is a process of estimating underground accumulations of natural gas, NGLs, and oil that cannot be measured in an exact way.  The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price and cost assumptions made by reservoir engineers.  In addition, the results of drilling, testing, and production activities may justify revisions of estimates that were made previously.  If significant, such revisions would change the schedule of any further production and development drilling.  Accordingly, reserve estimates may differ significantly from the quantities of natural gas, NGLs, and oil that are ultimately recovered.

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

(ii)

PART I  — FINANCIAL INFORMATION

Item 1. Financial Statements.

ANTERO RESOURCES LLC

Condensed Consolidated Balance Sheets

December 31, 2012 and March 31, 2013

(Unaudited)

(In thousands)

	2012	2013
Assets
Current assets:
Cash and cash equivalents	$18,989	4,806
Accounts receivable — trade, net of allowance for doubtful accounts of $174 and $10 in 2012 and 2013, respectively	21,296	31,840
Notes receivable — short-term portion	4,555	5,222
Accrued revenue	46,669	52,618
Derivative instruments	160,579	89,751
Other	22,518	10,807
Total current assets	274,606	195,044
Property and equipment:
Natural gas properties, at cost (successful efforts method):
Unproved properties	1,243,237	1,392,152
Producing properties	1,689,132	2,107,151
Gathering systems and facilities	168,930	238,234
Other property and equipment	9,517	10,238
	3,110,816	3,747,775
Less accumulated depletion, depreciation, and amortization	(173,343)	(213,707)
Property and equipment, net	2,937,473	3,534,068
Derivative instruments	371,436	329,575
Notes receivable — long-term portion	2,667	444
Other assets, net	32,611	33,748
Total assets	$3,618,793	4,092,879
Liabilities and Equity
Current liabilities:
Accounts payable	$181,478	267,238
Accrued liabilities	61,161	88,371
Derivative instruments	—	7,382
Revenue distributions payable	46,037	53,074
Current portion of long-term debt	25,000	25,000
Deferred income tax liability	62,620	32,039
Total current liabilities	376,296	473,104
Long-term liabilities:
Long-term debt	1,444,058	1,862,530
Deferred income tax liability	91,692	91,873
Other long-term liabilities	33,010	39,632
Total liabilities	1,945,056	2,467,139
Equity:
Members’ equity	1,460,947	1,460,947
Accumulated earnings	212,790	164,793
Total equity	1,673,737	1,625,740
Total liabilities and equity	$3,618,793	4,092,879

See accompanying notes to condensed consolidated financial statements.

ANTERO RESOURCES LLC

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Months ended March 31, 2012 and 2013

(Unaudited)

(In thousands)

	2012	2013
Revenue:
Natural gas sales	$45,134	121,946
Natural gas liquids sales	—	10,572
Oil sales	48	877
Realized and unrealized gain (loss) on derivative instruments (including unrealized gains (losses) of $170,402 and $(120,072) in 2012 and 2013, respectively)	217,254	(71,941)
Gain on sale of assets	291,305	—
Total revenue	553,741	61,454
Operating expenses:
Lease operating expenses	693	1,071
Gathering, compression and transportation	11,575	40,970
Production taxes	3,742	8,619
Exploration expenses	1,804	4,362
Impairment of unproved properties	286	1,556
Depletion, depreciation and amortization	16,110	40,364
Accretion of asset retirement obligations	22	264
General and administrative	9,173	12,717
Total operating expenses	43,405	109,923
Operating income (loss)	510,336	(48,469)
Interest expense	(24,370)	(29,928)
Income (loss) from continuing operations before income taxes and discontinued operations	485,966	(78,397)
Income tax (expense) benefit	(198,411)	30,400
Income (loss) from continuing operations	287,555	(47,997)
Discontinued operations:
Income from results of operations and sale of discontinued operations	40,176	—
Net income (loss) and comprehensive income (loss) attributable to Antero equity owners	$327,731	(47,997)

See accompanying notes to condensed consolidated financial statements.

ANTERO RESOURCES LLC

Condensed Consolidated Statements of Cash Flows

Three Months ended March 31, 2012 and 2013

Unaudited

(In thousands)

	2012	2013
Cash flows from operating activities:
Net income (loss)	$327,731	(47,997)
Adjustment to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	16,110	40,628
Impairment of unproved properties	286	1,556
Unrealized (gains) losses on derivative instruments, net	(170,402)	120,072
Gain on sale of assets	(291,305)	—
Deferred income tax expense (benefit)	181,911	(30,400)
Depletion, depreciation, amortization, accretion, and impairment of unproved properties — discontinued operations	32,418	—
Unrealized losses on derivative instruments, net — discontinued operations	(32,561)	—
Deferred income tax expense (benefit) — discontinued operations	14,444	—
Other	1,165	1,387
Changes in current assets and liabilities:
Accounts receivable	(14,061)	(10,545)
Accrued revenue	10,116	(5,948)
Other current assets	313	11,711
Accounts payable	(2,864)	(1,584)
Accrued liabilities	7,692	24,290
Revenue distributions payable	2,998	7,037
Other	16,500	—
Net cash provided by operating activities	100,491	110,207
Cash flows from investing activities:
Additions to unproved properties	(64,181)	(148,972)
Drilling costs	(164,288)	(343,985)
Additions to gathering systems and facilities	(23,807)	(55,975)
Additions to other property and equipment	(270)	(721)
Proceeds from asset sales	376,805	—
Changes in other assets	440	1,768
Net cash from (used in) investing activities	124,699	(547,885)
Cash flows from financing activities:
Issuance of senior notes	—	231,750
Borrowings on bank credit facility, net	(222,000)	187,000
Payments of deferred financing costs	—	(3,014)
Other	(40)	7,759
Net cash provided by (used in) financing activities	(222,040)	423,495
Net increase (decrease) in cash and cash equivalents	3,150	(14,183)
Cash and cash equivalents, beginning of period	3,343	18,989
Cash and cash equivalents, end of period	$6,493	4,806
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$(17,288)	(16,160)
Supplemental disclosure of noncash investing activities:
Increase in accounts payable for additions to properties, gathering systems and facilities	$7,146	88,843

See accompanying notes to condensed consolidated financial statements.

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2012 and March 31, 2013

(1)                     Business and Organization

Antero Resources LLC, a limited liability company, and its consolidated operating subsidiaries (collectively referred to as the Company, we, or our) are engaged in the exploration for and the production of natural gas, natural gas liquids (NGLs), and oil onshore in the United States in unconventional reservoirs, which can generally be characterized as fractured shales and tight sand formations. Our properties are primarily located in the Appalachian Basin in West Virginia, Ohio, and Pennsylvania. During 2012 we sold our Arkoma Basin properties and our Piceance Basin properties. We also have certain midstream gathering and pipeline operations which are ancillary to our interests in producing properties. Our corporate headquarters are in Denver, Colorado.

Our consolidated financial statements as of March 31, 2013 include the accounts of Antero Resources LLC, and its directly and indirectly owned subsidiaries. The subsidiaries include Antero Resources Appalachian Corporation (Antero Corporation) and its wholly owned subsidiaries, Antero Resources Bluestone LLC and Antero Resources Finance Corporation (Antero Finance) (collectively referred to as the Antero Entities).

(2)                     Basis of Presentation and Significant Accounting Policies

(a)                     Basis of Presentation

These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) applicable to interim financial information and should be read in the context of the December 31, 2012 consolidated financial statements and notes thereto for a more complete understanding of the Company’s operations, financial position, and accounting policies. The December 31, 2012 consolidated financial statements have been filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of March 31, 2013, and the results of its operations and its cash flows for the three months ended March 31, 2012 and 2013. We have no items of other comprehensive income or loss; therefore, our net income (loss) is identical to our comprehensive income (loss). All significant intercompany accounts and transactions have been eliminated. Operating results for the period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas and oil, natural production declines, the uncertainty of exploration and development drilling results, and other factors.

The Company’s exploration and production activities are accounted for under the successful efforts method.

(Continued)

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2012 and March 31, 2013

As of the date these financial statements were filed with the Securities and Exchange Commission, the Company completed its evaluation of potential subsequent events for disclosure and no items requiring disclosure were identified, other than the amendment to the senior credit facility discussed in note 4(a).

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

(c)                      Risks and Uncertainties

Historically, the market for natural gas has experienced significant price fluctuations. Prices for natural gas are volatile; price fluctuations can result from variations in weather, levels of production in a given region, availability of transportation capacity to other regions of the country, and various other factors. Increases or decreases in prices received could have a significant impact on the Company’s future results of operations.

(d)                     Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these investments.

(e)                      Derivative Financial Instruments

In order to manage its exposure to oil and gas price volatility, the Company enters into derivative transactions from time to time, which may include commodity swap agreements, collar agreements, and other similar agreements relating to natural gas expected to be produced. From time to time, the Company may also enter into derivative contracts to mitigate the effects of interest rate fluctuations. To the extent legal right of offset with a counterparty exists, the Company reports derivative assets and liabilities on a net basis. The Company has exposure to credit risk to the extent the counterparty is unable to satisfy its settlement obligation. The fair value of our commodity derivative contracts of approximately $412 million at March 31, 2013 includes the following asset (liability) values by bank counterparty: BNP Paribas — $114 million; Credit Suisse — $105 million; Wells Fargo — $64 million; JP Morgan — $75 million; Barclays — $46 million; Deutsche Bank — $8 million; Union Bank — $1 million; Citigroup $(2) million; Toronto Dominion Bank — $(2) million; and KeyBank $(1) million. Additionally, contracts with Dominion Field Services account for $4 million of the fair value. The credit ratings of certain of these banks were downgraded in 2011 because of the sovereign

(Continued)

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2012 and March 31, 2013

debt crisis in Europe. The estimated fair value of our commodity derivative assets has been risk adjusted using a discount rate based upon the respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) at March 31, 2013 for each of the European and American banks. We believe that all of these institutions currently are acceptable credit risks.

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

(g)                     Income Taxes

Antero Resources LLC and its subsidiary file separate federal and state income tax returns. Antero Resources LLC is a partnership for income tax purposes and therefore is not subject to federal or state income taxes. The tax on the income of Antero Resources LLC is borne by the individual members through the allocation of taxable income.

Antero Corporation and its subsidiary recognize deferred tax assets and liabilities for temporary differences resulting from net operating loss carryforwards for income tax purposes and the

(Continued)

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2012 and March 31, 2013

differences between the financial statement and tax basis of assets and liabilities. The effect of changes in the tax laws or tax rates is recognized in income in the period such changes are enacted. Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Impairment of unproved properties during the three months ended March 31, 2012 and 2013 was $1 million and $2 million, respectively.

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

(3)                     Sale of Piceance and Arkoma Properties — Discontinued Operations

On December 21, 2012 the Company completed the sale of its Piceance Basin assets. The $316 million of net proceeds from the sale represented the purchase price of $325 million, adjusted for expenses of the sale and estimated income, expenses, and capital costs related to the Piceance Basin properties from the October 1, 2012 effective date of the sale through December 21, 2012. The Company recognized a loss of $364 million on the sale of the Piceance Basin assets in the fourth quarter of 2012. The purchaser also assumed all of the Company’s Rocky Mountain firm transportation obligations, which totaled approximately $100 million. In connection with the sale of the Piceance Basin assets, the Company also liquidated its hedge positions related to the Piceance Basin and realized additional proceeds from these transactions of approximately $100 million.

On June 29, 2012 the Company completed its sale of its Arkoma Basin assets and the commodity hedges associated with the Arkoma assets. Proceeds from the sale of $427 million represent the purchase price of $445 million adjusted for expenses of the sale and estimated income, expenses, and capital costs from the effective date of the sale through the closing date of June 29, 2012. The Company recognized a loss of $432 million on the sale of the Arkoma Basin assets in the second quarter of 2012.

(Continued)

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2012 and March 31, 2013

Results of operations for the three months ended March 31, 2012 for the Piceance Basin and Arkoma Basin assets are shown as discontinued operations on the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss) and are comprised of the following (in thousands):

Three months
ended
March 31,2012
Sales of oil, natural gas, and natural gas liquids	$47,303
Realized gains on derivative instruments	33,227
Unrealized gains on derivative instruments	32,561
Total revenues	113,091
Lease operating expenses	7,634
Gathering, compression, and transportation	16,373
Production taxes	1,834
Exploration expenses	212
Impairment of unproved properties	750
Depletion, depreciation, and amortization	31,562
Accretion of asset retirement obligations	106
Total expenses	58,471
Income from discontinued operations before income taxes	54,620
Income tax expense	(14,444)
Net income from discontinued operations attributable to Antero equity owners	$40,176

(4)                     Long-term Debt

Long-term debt consists of the following at December 31, 2012 and March 31, 2013 (in thousands):

	December 31,	March 31,
	2012	2013
Bank credit facility (a)	$217,000	404,000
9.375% senior notes due 2017 (b)	525,000	525,000
7.25% senior notes due 2019 (c)	400,000	400,000
6.00% senior notes due 2020 (d)	300,000	525,000
9.0% senior note (d)	25,000	25,000
Net premium	2,058	8,530
	1,469,058	1,887,530
Less amounts due within one year	25,000	25,000
Total	$1,444,058	1,862,530

(Continued)

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2012 and March 31, 2013

(a)                     Bank Credit Facility

The Company has a senior secured revolving bank credit facility (the Credit Facility) with a consortium of bank lenders. The maximum amount of the Credit Facility is $2.5 billion. Borrowings under the Credit Facility are subject to borrowing base limitations based on the collateral value of our proved properties and commodity hedge positions and are subject to regular semiannual redeterminations. The Credit Facility was amended as of May 9, 2013 to (i) increase the borrowing base from $1.22 billion to $1.75 billion, (ii) to increase lender commitments from $700 million to $1.2 billion, and (iii) to amend the current radio covenant to .75 to 1.0 at March 31, 2013 and 1.0 to 1.0 thereafter. The next redetermination of the borrowing base is scheduled to occur in October 2013. The maturity date of the Credit Facility is May 12, 2016.

The Credit Facility is secured by mortgages on substantially all of the Company’s properties and guarantees from the Company’s operating subsidiaries. The Credit Facility contains certain covenants, including restrictions on indebtedness and dividends, and requirements with respect to working capital and interest coverage ratios. Interest is payable at a variable rate based on LIBOR or the prime rate based on the Company’s election at the time of borrowing. The Company was in compliance with all of the financial covenants under the Credit Facility, as of December 31, 2012 and March 31, 2013.

As of March 31, 2013, the Company had an outstanding balance under the Credit Facility of $404 million, with a weighted average interest rate of 2.5%, and outstanding letters of credit of approximately $32 million. As of December 31, 2012, the Company had an outstanding balance under the Credit Facility of $217 million, with a weighted average interest rate of 1.91%, and outstanding letters of credit of approximately $43 million. Commitment fees on the unused portion of the Credit Facility are due quarterly at rates ranging from 0.375% to 0.50% of the unused facility based on utilization.

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

December 31, 2012 and March 31, 2013

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

(Continued)

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2012 and March 31, 2013

(f)                         Treasury Management Facility

The Company has a stand-alone revolving note with a lender under the Credit Facility which provides for up to $25 million of cash management obligations in order to facilitate the Company’s daily treasury management. Borrowings under the revolving note are secured by the collateral for the revolving credit facility. Borrowings under the facility bear interest at the lender’s prime rate plus 1.0%. The note matures on June 1, 2013. At March 31, 2013 and December 31, 2012, there were no outstanding borrowings under this facility.

(5)                     Ownership Structure

At December 31, 2012 and March 31, 2013, the outstanding units in Antero Resources LLC are summarized as follows:

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

At December 31, 2012 and March 31, 2013, the Class I units have an aggregate liquidation priority, including the special allocation of 8% per annum, of $2.191 billion and $2.234 billion, respectively.

(6)                     Financial Instruments

The carrying values of trade receivables, trade payables, and the Credit Facility at December 31, 2012 and March 31, 2013 approximated market value. The carrying value of the Credit Facility at December 31, 2012 and March 31, 2013 approximated fair value because the variable interest rates are reflective of current market conditions. Based on Level 2 market data, the fair value of the Company’s senior notes was approximately $1.3 billion and $1.5 billion at December 31, 2012 and March 31, 2013, respectively.

(Continued)

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2012 and March 31, 2013

(7)                     Asset Retirement Obligations

The following is a reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2013 (in thousands):

Asset retirement obligations — beginning of period	$10,552
Obligations incurred	21
Accretion expense	264

Asset retirement obligations — end of period	$10,837

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

For the three months ended March 31, 2012 and 2013, the Company was party to natural gas fixed price swaps. When actual commodity prices exceed the fixed price provided by the swap contracts, the Company pays the excess to the counterparty, and when actual commodity prices are below the contractually provided fixed price, the Company receives the difference from the counterparty. The Company’s natural gas swaps have not been designated as hedges for accounting purposes; therefore, all gains and losses were recognized in income currently.

The Company has no collateral from any counterparties. All but one of our commodity derivative positions are with institutions that have a position in our Credit Facility and are secured by the collateral pledged on the Credit Facility and cross default provisions between the Credit Facility and the derivative instruments. At March 31, 2013, there were no past due receivables from or payables to any of our counterparties.

(Continued)

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2012 and March 31, 2013

As of March 31, 2013, the Company’s positions in fixed price natural gas and oil swaps  from April 1, 2013 through December 31, 2018 are summarized in the following table.

	MMbtu/day	Bbls/day	Price
Year ending December 31, 2013:
CGTAP	192,003	—	$4.44
Dominion South	191,489	—	4.75
NYMEX-WTI	—	300	90.30
2013 Total	383,492	300
Year ending December 31, 2014:
CGLA	10,000		$3.87
CGTAP	200,000		5.16
Dominion South	160,000		5.15
2014 Total	370,000
Year ending December 31, 2015:
CGLA	40,000		$4.00
CGTAP	120,000		5.01
Dominion South	230,000		5.60
2015 Total	390,000
Year ending December 31, 2016:
CGLA	170,000		$4.09
CGTAP	60,000		4.91
Dominion South	272,500		5.35
NYMEX	20,000		4.39
2016 Total	522,500
Year ending December 31, 2017:
CGLA	420,000		$4.27
NYMEX	100,000		4.56
2017 Total	520,000
Year ending December 31, 2018:
NYMEX	420,000		$4.79

(Continued)

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2012 and March 31, 2013

(b)                      Summary

The following is a summary of the fair values of our derivative instruments, which are not designated as hedges for accounting purposes and where such values are recorded in the consolidated balance sheets as of December 31, 2012 and March 31, 2013.

	December 31, 2012		March 31, 2013
	Balance		Balance
	sheet		sheet
	location	Fair value	location	Fair value
		(In thousands)		(In thousands)

Asset derivatives not designated as hedges for accounting purposes:
Commodity contracts	Current assets	$160,579	Current assets	$89,751
Commodity contracts	Long-term assets	371,436	Long-term assets	329,575

Total asset derivatives		532,015		419,326
Liability derivatives not designated as hedges for accounting purposes:
Commodity contracts	Current liabilities	—	Current liabilities	7,382

Net asset value of derivatives		$532,015		$411,944

(Continued)

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2012 and March 31, 2013

The following is a summary of realized and unrealized gains (losses) on derivative instruments and where such values are recorded in the consolidated statements of operations for the three months ended March 31, 2012 and 2013 (in thousands):

	Statement of
	operations	March 31
	location	2012	2013
Realized gains on commodity contracts	Revenue	$46,852	48,131
Unrealized gains (losses) on commodity contracts	Revenue	170,402	(120,072)
Realized gains on commodity contracts	Discontinued operations	33,227	—
Unrealized gains on commodity contracts	Discontinued operations	32,561	—
Total gains (losses) on commodity contracts, net		$283,042	(71,941)

The following table summarizes the valuation of investments and financial instruments by the fair value hierarchy described in note 1 at March 31, 2013:

Fair value measurements using
Quoted
prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Net derivatives asset:
Fixed price commodity swaps	$—	411,944	—	411,944

(Continued)

(9)                     Sale of Appalachian Gathering Assets

On March 26, 2012, the Company closed the sale of a portion of its Marcellus Shale gathering system assets along with exclusive rights to gather the Company’s gas for a 20-year period within an area of dedication (AOD) to a joint venture owned by Crestwood Midstream Partners and Crestwood Holdings Partners LLC (together “Crestwood) for $375 million (and purchase price adjustments). The sale included approximately 25 miles of low pressure pipeline systems and gathering rights on 104,000 net acres held by the Company within a 250,000 acre AOD and had an effective date of January 1, 2012. Other third-party producers will also have access to the Crestwood system. During the first seven years of the contract, the Company is committed to deliver minimum volumes into the gathering systems, with certain carryback and carryforward adjustments for overages or deficiencies. The Company can earn up to an additional $40 million of sale proceeds over a period of three years from the date of the sale if it meets certain volume thresholds. Crestwood is obligated to incur all future capital costs to build out gathering systems and compression facilities within the AOD to connect the Company’s wells as it executes its drilling program and has assumed the various risks and rewards of the system build-out and operations. Because the Company has not retained the substantial risks and rewards of ownership associated with the gathering rights and systems transferred to Crestwood, it has recognized a gain on the sale of the gathering system and gathering rights of approximately $291 million.

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

The Company has been named in separate lawsuits in Colorado, West Virginia, and Pennsylvania in which the plaintiffs have alleged that our oil and natural gas activities exposed them to hazardous substances and damaged their properties and their persons. The plaintiffs have requested unspecified damages and other injunctive or equitable relief. The Company denies any such allegations and intends to vigorously defend itself against these actions. The Company is unable to estimate the amount of monetary or other damages, if any, that might result from these claims.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. In addition, such analysis should be read in conjunction with the historical audited financial statements and the related notes included elsewhere in this report.  The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Some of the key factors that could cause actual results to vary from our expectations include changes in natural gas, NGL, and oil prices, the timing of planned capital expenditures, availability of acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, as well as those factors discussed below, all of which are difficult to predict. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed may not occur. See “Cautionary Statement Regarding Forward-looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included elsewhere in this report. We do not undertake any obligation to publicly update any forward-looking statements.

In this section, references to “Antero,” “we,” “us,” “our,” and “operating entities” refer to the subsidiaries that conduct Antero Resources LLC’s operations, unless otherwise indicated or the context otherwise requires. For more information on our organizational structure, see “Items 1 and 2. Business and Properties—Business—Corporate Sponsorship and Structure” or note 1 to the condensed consolidated financial statements included in our 2012 Form 10-K.

Our Company

Antero Resources is an independent oil and natural gas company engaged in the exploration, development and acquisition of natural gas, NGLs, and oil properties located in the Appalachian Basin. We focus on unconventional reservoirs, which can generally be characterized as fractured shale formations. As of March 31, 2013, we held approximately 397,000 net acres of rich gas and dry gas properties, which are located in the Appalachian Basin in West Virginia, Ohio and Pennsylvania. Our corporate headquarters are in Denver, Colorado.

We operate in one industry segment, which is the exploration, development and production of natural gas, NGLs, and oil, and all of our operations are conducted in the United States.  Our gathering assets are dedicated to supporting the natural gas volumes we produce.

Recent Events and Highlights

Production and Financial Results

For the three months ended March 31, 2013, we generated cash flow from operations of $107 million, a net loss of $48 million, and EBITDAX of $119 million. The net loss of $48 million for the three months ended March 31, 2013 included $120 million of unrealized hedge losses and a $30 million deferred tax benefit.  See “—Non-GAAP Financial Measure” for a definition of EBITDAX  and a reconciliation of EBITDAX to net income, the most comparable GAAP measure.

For the three months ended March 31, 2013, our production from the Appalachian Basin totaled approximately 34 Bcfe, or 383 MMcfe per day, compared to 16 Bcfe, or 177 MMcfe per day, for the three months ended March 31, 2012.  The average price received for our production for the three months ended March 31, 2013 was $3.87 per Mcfe before the effects of commodity hedges compared to $2.80 per Mcfe for the three months ended March 31, 2012.  Average prices after the effects of commodity hedges were $5.26 per Mcfe for the three months ended March 31, 2013 compared to $5.70 for the three months ended March 31, 2012.

2013 Capital Budget

For the three months ended March 31, 2013, our capital expenditures for drilling, leasehold, and gathering were approximately $549 million.  Our capital expenditure budget for 2013, as revised and approved by our Board of Directors, is $1.65 billion, which includes $1.15 billion for drilling and completion, $150 million for leasehold acquisitions, and $350 million for construction of  water treatment facilities, gathering pipelines, and gas pipeline facilities.  Consistent with our historical practice, we periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, commodity prices and drilling results.

Credit Facility Amendment

Our credit facility was amended as of May 9, 2013 to increase the borrowing base from $1.22 billion to $1.75 billion and to increase lender commitments from $700 million to $1.2 billion.  The borrowing base under the credit facility is redetermined semiannually and is based on the lenders’ judgment of the volume of our proved oil and gas reserves and the estimated future cash flows from these reserves and our hedge positions.  The next redetermination is scheduled to occur in October 2013.  Based on the amended credit facility and the increase in lender commitments to $1.2 billion, we had $764 million of available borrowing capacity at March 31, 2013.

At March 31, 2013, we had $436 million of borrowings and letters of credit outstanding under the credit facility and $264 million of available borrowing capacity, based on $700 million of lender commitments at that date.  The credit facility matures in May 2016.

Hedge Position

As of March 31, 2013, we had entered into hedging contracts covering a total of approximately 721 Bcfe of natural gas and oil volumes from April 1, 2013 through December 31, 2018 at a weighted average index price of $4.83 per Mcfe and 197 Bcfe at a weighted average NYMEX price of $4.73 per Mcfe.  For the nine months ending December 31, 2013, we have hedged approximately 106 Bcfe of natural gas and oil volumes at a weighted average index price of $4.64 per Mcfe.

Principal Components of Our Cost Structure

•                  Lease operating expenses.  These are the day- to- day operating costs incurred to maintain production of our natural gas, NGLs, and oil. Such costs include produced water disposal, pumping, maintenance, repairs, and workover expenses. Cost levels for these expenses can vary based on industry drilling and production activity levels and the resulting demand fluctuations for oilfield services.

•                  Gathering, compression, and transportation.  These are costs incurred to bring natural gas, NGLs, and oil to the market. Such costs include the costs to operate and maintain our low-pressure and high-pressure gathering and compression systems as well as fees paid to third parties who operate low-pressure and high-pressure gathering systems that transport our gas. It also includes costs to process and extract NGLs from our produced gas and to transport our NGLs and oil to market. Costs we incur for these expenses can vary based on industry drilling and production activity levels and the resulting demand fluctuations for oilfield services. We often enter into fixed-price long-term contracts that secure transportation and processing capacity that may include minimum volume commitments, the cost for which is included in these expenses.

•                  Production taxes.  Production taxes consist of severance and ad valorem taxes and are paid on produced natural gas, NGLs, and oil based on a percentage of market prices (not hedged prices) and at fixed per unit rates established by federal, state, or local taxing authorities.

•                  Exploration expense.  These are geological and geophysical costs and include seismic costs, costs of unsuccessful exploratory dry holes, and unsuccessful leasing efforts.

•                  Impairment of unproved and proved properties.  These costs include unproved property impairment and costs associated with lease expirations. We could record impairment charges for proved properties if the carrying value were to exceed estimated future cash flows. Through March 31, 2013, we have not recorded any impairment for proved properties.

•                  Depreciation, depletion, and amortization (“DD&A”).  This includes the systematic expensing of the capitalized costs incurred to acquire, explore and develop natural gas, NGLs, and oil. As a successful efforts company, we capitalize all costs associated with our acquisition and development efforts and all successful exploration efforts, and allocate these costs to each unit of production using the units of production method.

•                  General and administrative expense.  These costs include overhead, including payroll and benefits for our employees, costs of maintaining our headquarters, costs of managing our production and development operations, franchise taxes, audit and other professional fees, and legal compliance expenses.

•                  Interest expense.  We finance a portion of our working capital requirements and acquisitions with borrowings under our credit facility. As a result, we incur substantial interest expense that is affected by both fluctuations in interest rates and our financing decisions. At March 31, 2013, we also had a fixed interest rate of 9.375% on senior notes having a principal balance of $525 million, a fixed interest rate of 7.25% on senior notes having a principal balance of $400 million, and a fixed interest rate of 6.00% on senior notes having a principal balance of $525 million. We expect to continue to incur significant interest expense as we grow.

•                  Income tax expense.  Antero Resources LLC is a partnership for tax purposes and therefore is not subject to federal or state income taxes.  The Company’s subsidiaries are subject to state and federal income taxes but are currently not in a tax paying position for regular Federal income taxes, primarily due to the current deductibility of intangible drilling costs and the deferral of unrealized commodity hedge gains for tax purposes until they are realized.  We do pay some state income or franchise taxes where state income or franchise taxes are determined on a basis other than income.  We have generated net operating loss carryforwards which expire at various dates from 2024 through 2032. We have recognized the value of these net operating losses to the extent of our deferred tax liabilities.  We recorded valuation allowances for deferred tax assets at December 31, 2012 of approximately $48 million primarily for capital loss and state loss carryforwards for which we do not believe we will realize a benefit.  The amount of deferred tax assets considered realizable, however, could change in the near term as we generate taxable income or estimates of future taxable income are reduced.

The calculation of our tax liabilities involves uncertainties in the application of complex tax laws and regulations.  We give financial statement recognition to those tax positions that we believe are more likely than not to be sustained upon examination by the Internal Revenue Service or state revenue authorities.  The financial statements included unrecognized benefits at December 31, 2012 and March 31, 2013 of $15 million that, if recognized, would result in a reduction of other long-term liabilities and an increase in noncurrent deferred tax liabilities. No impact to our 2012 effective tax rate would result from the recognition of the tax benefits. As of March 31, 2013, we have accrued $0.2 million of  interest expense on unrecognized tax benefits.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2013

The following table sets forth selected operating data (as recast for discontinued operations) for the three months ended March 31, 2012 compared to the three months ended March 31, 2013:

	Three Months Ended March 31		Amount of Increase
	2012	2013	(Decrease)	Percent Change
	(in thousands, except per unit and production data)
Operating revenues:
Natural gas sales	$45,134	$121,946	$76,812	170%
NGL sales	—	10,572	10,572	*
Oil sales	48	877	829	1,727%
Realized gains on derivative instruments	46,852	48,131	1,279	3%
Unrealized gains (losses) on derivative instruments	170,402	(120,072)	(290,474)	*
Gain on sale of assets	291,305	—	(291,305)	*
Total operating revenues	553,741	61,454	(492,287)	*
Operating expenses:
Lease operating expense	693	1,071	378	55%
Gathering, compression, and transportation	11,575	40,970	29,395	254%
Production taxes	3,742	8,619	4,877	130%
Exploration expenses	1,804	4,362	2,558	142%
Impairment of unproved properties	286	1,556	1,270	444%
Depletion, depreciation, and amortization	16,110	40,364	24,254	151%
Accretion of asset retirement obligations	22	264	242	1,100%
General and administrative	9,173	12,717	3,544	39%
Total operating expenses	43,405	109,923	66,518	151%
Operating income (loss)	510,336	(48,469)	(558,805)	*

Interest expense	(24,370)	(29,928)	(5,558)	23%
Income (loss) before income taxes	485,966	(78,397)	(564,363)	*
Income tax benefit (expense)	(198,411)	30,400	228,811	*
Income from continuing operations	287,555	(47,997)	(335,552)	*
Income from discontinued operations	40,176	—	(40,176)	*
Net income (loss) attributable to Antero members	$327,731	(47,997)	(375,728)	*

EBITDAX from continuing operations (1)	$67,651	118,749	51,098	76%

Total EBITDAX (1)	$122,340	118,749	(3,591)	(3)

Production data:
Natural gas (Bcf)	16	33	17	106%
NGLs (MBbl)	—	205	205	*
Oil (MBbl)	1	10	9	900%
Combined (Bcfe)	16	34	18	114%
Daily combined production (MMcfe/d)	177	383	206	114%
Average prices before effects of hedges (2):
Natural gas (per Mcf)	$2.80	$3.67	$0.87	31%
NGLs (per Bbl)	$—	$51.55	$ *	*
Oil (per Bbl)	$102.13	$86.12	$(16.01)	(16)%
Combined (per Mcfe)	$2.80	$3.87	$1.07	38%
Average realized prices after effects of hedges (2):
Natural gas (per Mcf)	$5.70	$5.13	$(0.57)	(10)%
NGls (per Bbl)	$—	$51.55	$ *	*
Oil (per Bbl)	$102.13	$75.41	$(26.72)	(26)%
Combined (per Mcfe)	$5.70	$5.26	$(0.44)	(8)%
Average costs (per Mcfe):
Lease operating costs	$0.04	$0.03	$(0.01)	(25)%
Gathering, compression, and transportation	$0.72	$1.19	$0.47	65%
Production taxes	$0.23	$0.25	$0.02	9%
Depletion, depreciation, amortization, and accretion	$1.00	$1.18	$0.18	18%
General and administrative	$0.57	$0.37	$(0.20)	(35)%

(1)         See “—Non-GAAP Financial Measure” for a definition of EBITDAX (a non-GAAP measure) and a reconciliation of EBITDAX to net income attributable to Antero members.

(2)         Average prices shown in the table reflect the sales prices we received before and after giving effect to our realized commodity hedging transactions. Our calculation of such after-effects includes realized gains or losses on cash settlements for commodity derivatives, which do not qualify for hedge accounting because we do not designate them as hedges for accounting purposes. Oil and NGL production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and does not necessarily reflect their relative economic value.

*                 Not meaningful or applicable

                        Natural gas, NGLs, and oil sales.  Revenues from production of natural gas, NGLs, and oil increased from $45 million for the three months ended March 31, 2012 to $133 million for the three months ended March 31, 2013, an increase of $88 million, or 196%.  Our production increased by 114% over that same period, from 16 Bcfe for the three months ended March 31, 2012 to 34 Bcfe for the three months ended March 31, 2013.   Net equivalent prices before the effects of realized hedge gains increased from $2.80 per Mcfe for the three months ended March 31, 2012 to $3.87 for the three months ended March 31, 2013, an increase of 38%.  Increased production volumes accounted for an approximate $51 million increase in year-over-year revenues (calculated as the change in year-to-year volumes times the prior year average price), and commodity price increases accounted for an approximate $37 million increase in year-over-year revenues (calculated as the change in year-to-year average price times current year production volumes).  Production increases resulted from additional producing wells as a result of the ongoing Appalachian Basin drilling program.

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

For the three months ended March 31, 2012 and 2013, our hedges resulted in realized gains of $47 million and $48 million, respectively.  For the three months ended March 31, 2012 and 2013, our hedges resulted in unrealized gains (losses) of $170 million and $(120) million, respectively.  Futures prices decreased from December 31, 2011 to March 31, 2012 and increased from December 31, 2012 to March 31, 2013, which, along with the reversal of previously recognized unrealized gains on settled hedge agreements, accounted for the unrealized gains for the three months ended March 31, 2012 and the unrealized losses for the three months ended March 31, 2013.  Derivative asset or liability positions at the end of any accounting period may reverse to the extent natural gas strip prices increase or decrease from their levels at the end of the accounting period or as gains or losses are realized through settlement.

Lease operating expenses.  Lease operating expenses increased by 55% from the three months ended March 31, 2012 to the three months ended March 31, 2013 from $0.7 million to $1.1 million due to the increase in the number of producing wells.  On a per unit basis, lease operating expenses decreased by 25%, from $0.04 per Mcfe for the three months ended March 31, 2012 to $0.03 for the three months ended March 31, 2013, primarily because, during the early stages of production for Marcellus Shale wells, operating and maintenance expenses are low and initial production rates are higher than for wells that have been producing for longer periods of time.

Gathering, compression, and transportation expenses.  Gathering, compression, and transportation expense increased from $12 million for the three months ended March 31, 2012 to $41 million for the three months ended March 31, 2013, primarily due to an increase in production volumes and increased costs on firm transportation commitments.  On a per unit basis, gathering, compression, and transportation expenses increased by $0.47 per Mcfe, or 65%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  In October 2012, we began processing gas in order to extract NGLs and the resulting processing charges accounted for $0.15 per Mcfe of the increase in gathering, compression, and transportation charges from the three months ended March 31, 2012 to March 31, 2013.  Additionally, gathering, fuel, and compression charges accounted for $0.40 per Mcfe of the year-over-year increase.  Firm transportation charges increased by $4 million for the three months ended March 31, 2013 compared to the prior year period, but decreased by $0.08 per Mcfe as total production increased from the prior year.  We enter into long-term firm transportation agreements for a significant part of our current and expected future production in order to secure guaranteed capacity on major pipelines.

Production taxes.  Total production taxes increased by approximately $5 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily as a result of increased production.  On a per unit basis, production taxes increased from $0.23 to $0.25 per Mcfe.  Production taxes as a percentage of natural gas, NGL, and oil revenues were 8.3% and 6.5% for the three months ended March 31, 2012 and 2013, respectively.  Because part of our production taxes are based on a fixed amount per unit of production and part are based on sales prices, our production taxes as a percent of total sales decreased during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 as a result of higher per unit sales prices.

Exploration expense.  Exploration expense increased from $2 million for the three months ended March 31, 2012 to $4 million for the three months ended March 31, 2013 primarily because of an increase in the cost of unsuccessful lease acquisition efforts as we have increased the number of third-party lease brokers contracted in the Appalachian Basin.

Impairment of unproved properties.  Impairment of unproved properties was approximately $0.3 million for the three months ended March 31, 2012 compared to $1.6 million for the three months ended March 31, 2013.  The increase in impairment charges was due to an increase in expiring acreage and ongoing evaluation of our undeveloped Marcellus acreage. We charge impairment expense for expired or soon-to-be-expired leases when we determine they are impaired through lack of drilling activities or based on other factors, such as remaining lease terms, reservoir performance, commodity price outlooks, or future plans to develop the acreage and recognize impairment costs accordingly.

DD&A.  DD&A increased from $16 million for the three months ended March 31, 2012 to $40 million for the three months ended March 31, 2013, primarily because of increased production.  DD&A per Mcfe increased by 18% from $1.00 per Mcfe during the three months ended March 31, 2012 to $1.18 per Mcfe during the three months ended March 31, 2013, as a result of increased depreciation on gathering systems and facilities and increased proved property costs subject to depletion.

We evaluate the impairment of our proved natural gas and oil properties on a field-by-field basis whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable.  If the carrying amount exceeds the estimated undiscounted future cash flows, we reduce the carrying amount of the oil and gas properties to their estimated fair value.  No impairment expenses were recorded for the three months ended March 31, 2012 or 2013 for proved properties.

General and administrative expense.  General and administrative expense increased from $9 million for the three months ended March 31, 2012 to $13 million for the three months ended March 31, 2013, primarily as a result of increased staffing levels and related salary and benefits expenses and increases in legal and other general corporate expenses, all of which resulted from our growth in production levels and development activities.  On a per unit basis, general and administrative expense decreased by 35%, from $0.57 per Mcfe during the three months ended March 31, 2012 to $0.37 per Mcfe during the three months ended March 31, 2013, primarily due to a 114% increase in production during that time.  We had 150 employees as of December 31, 2012 and 163 employees as of March 31, 2013.

Interest expense and realized and unrealized gains and losses on interest rate derivatives.  Interest expense increased from $24 million for the three months ended March 31, 2012 to $30 million for the three months ended March 31, 2013, primarily due to the issuance of a total of $525 million of 6.00% senior notes due 2020 during the fourth quarter of 2012 and the first quarter of 2013.  Interest expense includes approximately $1 million and $2 million of non-cash amortization of deferred financing costs for the three months ended March 31, 2012 and 2013, respectively.

Income tax benefit (expense).  Income tax benefit (expense) changed from deferred expense of $198 million for the three months ended March 31, 2012 to a deferred benefit of $30 million for the three months ended March 31, 2013.   The deferred expense in 2012 resulted primarily from unrealized commodity derivative gains and a gain on sale of assets.  The deferred benefit in 2013 decreases previously provided deferred tax liabilities and results from the loss incurred for financial reporting purposes for the three months ended March 31, 2013.

At December 31, 2012, we had approximately $1.0 billion of U.S. federal net operating loss carryforwards (“NOLs”) and approximately $1.3 billion of state NOLs, which expire starting in 2024 through 2032.  From time to time, there has been proposed legislation in the U.S. Congress to eliminate or limit future deductions for intangible drilling costs; such legislation could significantly affect our future taxable position if passed. The impact of any change will be recorded in the period that such legislation might be enacted.

The calculation of our tax liabilities involves uncertainties in the application of complex tax laws and regulations. We give financial statement recognition to those tax positions that we believe are more likely than not to be sustained upon examination by the Internal Revenue Service or state revenue authorities.  Our financial statements included unrecognized benefits at March 31, 2013 of $15 million that, if recognized, would result in a reduction of other long-term liabilities and an increase in noncurrent deferred tax liabilities. As of March 31, 2013, we accrued approximately $0.2 million of interest on unrecognized tax benefits.

Income from discontinued operations.  Income from discontinued operations for the three months ended March 31, 2012 resulted from the recasting of the revenues and direct expenses from the Piceance and Arkoma properties, which were sold during 2012, as discontinued operations.  We did not reclassify any general and administrative expenses or interest expense from continuing operations to discontinued operations.

Capital Resources and Liquidity

Our primary sources of liquidity have been proceeds from issuances of equity securities and senior notes, borrowings under bank credit facilities, asset sales, and net cash provided by operating activities.  Our primary use of cash has been for the exploration, development, and acquisition of unconventional natural gas and oil properties.  As we pursue reserve and production growth, we continually monitor what capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditures, and liquidity requirements.  Our future success in growing proved reserves and production will be highly dependent on the capital resources available to us.

Our board of directors has approved a capital budget for 2013 of $1.65 billion.  Our capital budget may be adjusted as business conditions warrant.  The amount, timing, and allocation of capital expenditures is largely discretionary and within our control.  If natural gas and oil prices decline to levels below our acceptable levels or costs increase to levels above our acceptable levels, we could choose to defer a significant portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow.  We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flow, and other factors both within and outside our control.

As of May 9, 2013, our credit facility was amended to increase the borrowing base from $1.22 billion to a maximum of $1.75 billion and lender commitments were increased from $700 million to $1.2 billion.  We sought this amendment in order to fund our 2013 capital budget.  Although we believe this increase in available borrowings together with cash flow from operations will be sufficient to meet our cash requirements for the next 12 months, we are considering other alternatives to further increase our liquidity, including selling noncore gathering assets and further capital market transactions.  We may pursue a combination of these alternatives.  If necessary, we will revise our capital spending plans to our available cash flow from operations and other financing sources.

We believe that funds from operating cash flows and available borrowings under our credit facility should be sufficient to meet our cash requirements, including normal operating needs, debt service obligations, capital expenditures, and commitments and contingencies for at least the next 12 months.

The following table summarizes our cash flows for the three months ended March 31, 2012 and 2013:

	Three Months Ended March 31,
	2012	2013
	(in thousands)
Net cash provided by operating activities	$100,491	$110,207
Net cash from (used in) investing activities	124,699	(547,885)
Net cash (used in) provided by financing activities	(222,040)	423,495
Net increase (decrease) in cash and cash equivalents	$3,150	$(14,183)

Cash Flow Provided by Operating Activities

Net cash provided by operating activities was $100 million and $110 million for the three months ended March 31, 2012 and 2013, respectively.  The increase in cash flow from operations from the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily the result of increased production volumes and revenues (including derivative settlements), net of the increase in cash operating costs, interest expense, and changes in working capital levels.

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

Cash Flow From (Used in) Investing Activities

During the three months ended March 31, 2013, we used cash totaling $548 million in investing activities, including $149 million of undeveloped leasehold acquisitions, $344 million of drilling costs, and $56 million of expenditures for gathering systems and facilities.  During the three months ended March 31, 2012, we had positive cash flows from investing activities of $125 million as a result of proceeds realized from the sale of the Marcellus gathering systems and rights of $377 million, partially offset by $252 million in land acquisitions, drilling and development, and gathering systems.

Cash Flow Provided by (Used in) Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2013 resulted from the issuance of an additional $225 million of our 6.00% senior notes for net proceeds of approximately $232 million in February 2013, $187 million of net additional borrowings under our credit facility (net of payments of deferred financing costs on the issuance of the senior notes of $3.0 million) and other items of $8 million.  Net cash used in financing activities of $222 million during the three months ended March 31, 2012 resulted from credit facility borrowings, net of a repayment using the proceeds of the sale of our Marcellus gathering systems.

Credit Facility.  Our credit facility was amended as of May 9, 2013 to provide for a maximum borrowing base of $1.75 billion and lender commitments of $1.2 billion.  The borrowing base is redetermined semiannually and the borrowing base depends on the amount of our proved oil and gas reserves and estimated cash flows from these reserves and our hedge positions.  The next redetermination is scheduled to occur in October 2013.  As of March 31, 2013, the borrowing base was $1.22 billion and lender commitments totaled $700 million.  At March 31, 2013, we had $404 million of borrowings and $32 million of letters of credit outstanding under the credit facility.  At December 31, 2012, we had $217 million of borrowings and $43 million of letters of credit outstanding under the credit facility.  The credit facility matures in May 2016.

The credit facility is secured by mortgages on substantially all of our properties and guarantees from our subsidiaries.  Interest is payable at a variable rate based on LIBOR or the prime rate based on our election at the time of borrowing.

The credit facility contains certain covenants, including restrictions on indebtedness, asset sales, investments, liens, dividends, hedging, and certain other transactions without the prior consent of the lenders.  We are required to maintain the following two financial ratios:

•                  a current ratio, which is the ratio of our consolidated current assets (includes unused commitment under Credit Facility and excludes derivative assets) to our consolidated current liabilities, of not less than .75 to 1.0 as of March 31, 2013 and  1.0 to 1.0 at the end of each fiscal quarter thereafter; and

•                  a minimum interest coverage ratio, which is the ratio of consolidated EBITDAX to consolidated interest expense, of not less than 2.5 to 1.0.

We were in compliance with such covenants and ratios as of December 31, 2012 and March 31, 2013.

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

At March 31, 2013, we also had $525 million of 6.00% senior notes outstanding, which are due December 1, 2020.   The notes are issued by Antero Finance and unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the credit facility. The notes are guaranteed on a senior unsecured basis by Antero Resources LLC, all of its wholly owned subsidiaries (other than Antero Finance), and certain of its future restricted subsidiaries. Interest on the notes is payable on June 1 and December 1 of each year, commencing on June 1, 2013. Antero Finance may redeem all or part of the notes at any time on or after December 1, 2015 at redemption prices ranging from 104.50% on or after December 1, 2015 to 100.00% on or after December 1, 2018. In addition, on or before December 1, 2015, Antero Finance may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 106.00% of the principal amount of the notes, plus accrued interest. At any time prior to December 1, 2015, Antero Finance may redeem the notes, in whole or in part, at a price equal to 100% of the principal amount of the notes plus a “make-whole” premium and accrued interest. If a change of control (as defined in the bond indenture) occurs at any time prior to January 1, 2014, Antero Finance may, at its option, redeem all, but not less than all, of the notes at a redemption price equal to 110% of the principal amount of the notes, plus accrued interest. If Antero Finance has not exercised its optional redemption rights upon a change of control, the note holders will have the right to require Antero Finance to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the notes, plus accrued interest.

We used the proceeds from the issuances of the senior notes to repay borrowings outstanding under our credit facility and for development of our oil and natural gas properties.  Each series of senior notes ranks pari passu with the other outstanding series.

Treasury Management Facility.  We have a stand-alone revolving note with a lender under the Credit Facility, which provides for up to $25 million of cash management obligations in order to facilitate our daily treasury management. Borrowings under the revolving note are secured by the collateral for the credit facility. Borrowings under the facility bear interest at the lender’s prime rate plus 1.0%. The note matures on June 1, 2013.  We expect that the treasury management facility will be renewed for an additional one-year period when it expires. At December 31, 2012 and March 31, 2013, there were no outstanding borrowings under this facility.

Note Payable.  We assumed a $25 million unsecured note payable in the business acquisition consummated on December 1, 2010.  The note had a balance of $25 million at December 31, 2012 and March 31, 2013, bears interest at 9%, and is due December 1, 2013.

Non-GAAP Financial Measure

“EBITDAX” is a non-GAAP financial measure that we define as net income (loss) before interest expense or interest income, realized and unrealized gains or losses on interest rate derivative instruments, taxes, impairments, depletion, depreciation, amortization, exploration expense, unrealized commodity hedge gains or losses, franchise taxes, stock compensation, business acquisition costs, and gain or loss on sale of assets.  “EBITDAX,” as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP.  EBITDAX should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing, and financing activities, or other income or cash flow statement data prepared in accordance with GAAP.  EBITDAX provides no information regarding a company’s capital structure, borrowings, interest costs, capital expenditures, and working capital movement, or tax position.  EBITDAX does not represent funds available for discretionary use because those funds may be required for debt service, capital expenditures, working capital, income taxes, franchise taxes, exploration expenses, and other commitments and obligations.  However, our management team believes EBITDAX is useful to an investor in evaluating our financial performance because this measure:

•                  is widely used by investors in the oil and gas industry to measure a company’s operating performance without regard to items excluded from the calculation of such term, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure, and the method by which assets were acquired, among other factors;

•                  helps investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating structure; and

•                  is used by our management team for various purposes, including as a measure of operating performance, in presentations to our board of directors, as a basis for strategic planning and forecasting, and by our lenders pursuant to covenants under our credit facility and the indentures governing our senior notes.

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

	Year Ended December 31,	Three Months Ended March 31,
	2012	2012	2013

Net income (loss) from continuing operations	$225,276	$287,555	$(47,997)
Unrealized losses (gains) on derivative contracts	(1,055)	(170,402)	120,072
Loss (gain) on sale of assets	(291,190)	(291,305)	—
Interest expense and other	97,510	24,370	29,928
Provision (benefit) for income taxes	121,229	198,411	(30,400)
Depreciation, depletion, amortization, and accretion	102,127	16,132	40,628
Impairment of unproved properties	12,070	286	1,556
Exploration expense	14,675	1,804	4,362
Other	4,068	800	600
EBITDAX from continuing operations	284,710	67,651	118,749
EBITDAX from discontinued operations	149,605	54,689	—
	$434,315	$122,340	$118,749

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities.  Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used.  We evaluate our estimates and assumptions on a regular basis.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements.  Our more significant accounting policies and estimates include the successful efforts method of accounting for oil and gas production activities, estimates of natural gas and oil reserve quantities and standardized measures of future cash flows, and impairment of unproved properties.  We provide an expanded discussion of our more significant accounting policies, estimates and judgments in our 2012 Form 10-K.  We believe these accounting policies reflect our more significant estimates, and assumptions used in preparation of our condensed consolidated financial statements.  Also, see note 2 of the notes to our audited consolidated financial statements, included in our 2012 Form 10-K, for a discussion of additional accounting policies and estimates made by management.

New Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended March 31, 2013 that had a material effect on our financial reporting.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements other than operating leases.  See “—Contractual Obligations” for commitments under operating leases, drilling rig and frac service agreements, firm transportation, and gas processing and compression service agreements.

Contractual Obligations

A summary of our contractual obligations as of March 31, 2013 is provided in the following table:

	Year
(in millions)	1	2	3	4	5	Thereafter	Total

Credit Facility(1)	$—	$—	$—	$404	$—	$—	$404
Senior notes—principal(2)	25	—	—	—	525	925	1,475
Senior notes—interest(2)	112	110	110	110	110	138	690
Drilling rig and frac service commitments(3)	166	120	41	2	—	—	329
Firm transportation (4)	52	103	120	119	117	850	1,361
Gas processing, gathering, and compression service (5)	120	113	128	129	125	533	1,148
Office and equipment leases	2	4	5	4	4	18	37
Asset retirement obligations(6)	—	—	—	—	—	11	11
Total	$477	$450	$404	$768	$881	$2,475	$5,455

(1)

Includes outstanding principal amount at March 31, 2013. This table does not include future commitment fees, interest expense, or other fees on the Credit Facility because they are floating-rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments, or future interest rates to be charged.

(2)

Includes the 9.375% senior notes due 2017, the 7.25% senior notes due 2019, and the 6.00% senior notes issued in November 2012 and February 2013 and due 2020, and the $25 million note due 2013 assumed in the acquisition of Bluestone Energy Partners.

(3)

At March 31, 2013, we had contracts for the services of 14 rigs which expire at various dates from 2013 through 2016. We also had two frac services contracts which expire in 2013 and 2014. The values in the table represent the gross amounts that we are committed to pay; however, we will record in our financial statements our proportionate share of costs based on our working interest.

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

(5)

Contractual commitments for gas processing, gathering, and compression service agreements represent minimum commitments under long-term gas processing agreements as well as various gas compression agreements. The values in the table represent the gross amounts that we are committed to pay; however, we will record in our financial statements our proportionate share of costs based on our working interest.

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

Commodity Price Risk

Our primary market risk exposure is in the price we receive for our natural gas and oil production.  Realized pricing is primarily driven by spot regional market prices applicable to our U.S. natural gas production and the prevailing worldwide price for crude oil.  Pricing for natural gas and oil production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future.  The prices we receive for production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price.

To mitigate some of the potential negative impact on our cash flow caused by changes in natural gas prices, we have entered into financial commodity swap contracts to receive fixed prices for a portion of our natural gas and oil production when management believes that favorable future prices can be secured.  We hedge part of our production at a fixed price for natural gas at our sales points (New York Mercantile Exchange (“NYMEX”) less basis) to mitigate the risk of differentials to the sales point prices.  Part of our production is also hedged at NYMEX prices.

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

At March 31, 2013, we had in place natural gas and oil swaps covering portions of our projected production from 2013 through 2018.  Our hedge position as of March 31, 2013 is summarized in note 8 to our consolidated financial statements included elsewhere herein.  Our financial hedging activities are intended to support natural gas, NGL, and oil prices at targeted levels and to manage our exposure to natural gas price fluctuations. The counterparty is required to make a payment to us for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. We are required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the fixed price is below the settlement price. Our Credit Facility allows us to hedge up to 85% of our estimated production from proved reserves for up to 12 months in the future, 80% for 13 to 24 months in the future, 75% for 25 to 36 months in the future, 70% for 37 to 48 months in the future, 65% for 49 to 60 months in the future, and 65% of production for 2018. Based on our annual production and our fixed price swap contracts in place during 2013, our income before taxes for the three months ended March 31, 2013 would have decreased by approximately $0.4 million for each $0.10 decrease per MMBtu in natural gas prices.

All derivative instruments, other than those that meet the normal purchase and normal sales exception as mentioned above, are recorded at fair market value in accordance with U.S. GAAP and are included in the condensed consolidated balance sheets as assets or liabilities.  Fair values are adjusted for non-performance risk.  Because we do not designate these hedges as accounting hedges, we do not receive accounting hedge treatment and all mark-to-market gains or losses as well as realized gains or losses on the derivative instruments are recognized in our results of operations.  We present realized and unrealized gains or losses on commodity derivatives in our operating revenues as “Realized and unrealized gains (losses) on commodity derivative instruments.”

Mark-to-market adjustments of derivative instruments produce earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled.  We expect continued volatility in the fair value of our derivative instruments.  Our cash flow is only impacted when the underlying physical sales transaction takes place in the future and when the associated derivative instrument contract is settled by making or receiving a payment to or from the counterparty.  At March 31, 2013 and December 31, 2012, the estimated fair value of our commodity derivative instruments was a net asset of $412 million and $532 million, respectively, comprised of current and noncurrent assets and current liabilities.

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

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from commodity derivatives contracts ($412 million at March 31, 2013) and the sale of our oil and gas production ($53 million at March 31, 2013), which we market to energy companies.

By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties.  Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk.  To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market-makers.  The creditworthiness of our counterparties is subject to periodic review.  We have economic hedges in place with eleven different counterparties, all but one of which is a lender under our Credit Facility.  The fair value of our commodity derivative contracts of approximately $412 million at March 31, 2013 includes the following asset (liability) values by bank counterparty:  BNP Paribas - $114 million; Credit Suisse - $105 million; Wells Fargo - $64 million; JP Morgan - $75 million; Barclays - $46 million; Deutsche Bank - $8 million; Union Bank  — $1 million; Citigroup -  $(2) million; Toronto Dominion Bank - $(2) million; and KeyBank $(1) million.  Additionally, contracts with Dominion Field Services account for $4 million of the fair value. The credit ratings of certain of these banks were downgraded in 2011 because of the sovereign debt crisis in Europe.  The estimated fair value of our commodity derivative assets has been risk adjusted using a discount rate based upon the respective published credit default swap rates (if available or, if not available, a discount rate based on the applicable Reuters bond rating) at March 31, 2013 for each of the European and American banks.  We believe that all of these institutions currently are acceptable credit risks.  Other than as provided by the Credit Facility, we are not required to provide credit support or collateral to any of our counterparties under our contracts, nor are they required to provide credit support to us.  As of March 31, 2013, we did not have past-due receivables from or payables to any of our counterparties.

We are also subject to credit risk due to concentration of our receivables from several significant customers for sales of natural gas, NGLs, and oil.  We do not require our customers to post collateral.  The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Interest Rate Risks

Our primary exposure to interest rate risk results from outstanding borrowings under our Credit Facility, which has a floating interest rate.  The average annual interest rate incurred on this indebtedness for the three months ended March 31, 2013 was approximately 2.0%.  A 1.0% increase in each of the average LIBOR rate and federal funds rate for the three months ended March 31, 2013 would have resulted in an estimated $0.7 million increase in interest expense for that period.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-

15(e) under the Exchange Act) as of the end of the period covered by this quarterly report.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has been named in separate lawsuits in Colorado, West Virginia, and Pennsylvania in which the plaintiffs have alleged that our oil and natural gas activities exposed them to hazardous substances and damaged their properties and their persons.  The plaintiffs have requested unspecified damages and other injunctive or equitable relief.  The Company denies any such allegations and intends to vigorously defend itself against these actions.  We are unable to estimate the amount of monetary or other damages, if any, that might result from these claims.

The Company is party to various other legal proceedings and claims in the ordinary course of its business.  The Company believes certain of these matters will be covered by insurance and that the outcome of other matters will not have a material adverse effect on its condensed consolidated financial position, results of operations, or liquidity.

Item 1A.  Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct.  For a discussion of these risks, see “Item 1A.  Risk Factors” in our 2012 Form 10-K.  The risks described in our 2012 Form 10-K could materially and adversely affect our business, financial condition, cash flows, and results of operations.  There have been no material changes to the risks described in our 2012 Form 10-K.  We may experience additional risks and uncertainties not currently known to us or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows, and results of operations.

Item 6.   Exhibits

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this Form 10-Q and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTERO RESOURCES LLC

Date: May 13, 2013	By:	/s/ GLEN C. WARREN, JR.
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

10.2*

Sixth Amendment to Fourth Amended and Restated Credit Agreement dated May 9, 2013 by and among Antero Resources Appalachian Corporation and JPMorgan Chase Bank, N.A., as administrative agent for the lenders, to increase the borrowing base and lender commitments and amend the current ratio covenant under the Fourth Amended and Restated Credit Agreement dated as of November 4, 2010.

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

101*

The following financial information from this Form 10-Q of Antero Resources LLC for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.